Form 10-Q
period 1996-03-31
MERIDIAN SPORTS INC
filed 1996-05-15
CIK 926474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------
Commission file number 0-24534

                          MERIDIAN SPORTS INCORPORATED
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3776096
- - -------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                        Identification No.)

625 Madison Avenue, New York, New York                               10022

(Address of principal executive offices)                           (Zip Code)

                                  212-527-4413
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - -------------------------------------------------------------------------------
                          (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

         Class                                  Outstanding at April  30, 1996
Common Stock, $0.01 par                                   8,000,000

           As   of April 30, 1996, 5,200,000 shares of the Registrant's
                outstanding common stock were held by an indirect
                 wholly-owned subsidiary of Mafco Holdings Inc.

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES




                                      INDEX




                PART I - FINANCIAL INFORMATION                            Page
                                                                          ----

Item 1.    Consolidated Financial Statements:

           Consolidated Condensed Statements of Operations
           Three Months Ended March 31, 1996 and 1995.......................3

           Consolidated Condensed Balance Sheets
           March 31, 1996 and December 31, 1995.............................4

           Consolidated Condensed Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995.......................5

           Notes to Consolidated Financial Statements.......................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........ ...............................10


                PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................14

           Exhibit Index....................................................15

           Signatures.......................................................16

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      1996             1995
                                                                  -------------     ------------
Net sales:
  Marine and Equipment                                                 $19,481          $24,595
  Businesses sold and to be sold                                        14,150           24,548
  Personal watercraft                                                        0           10,021
                                                                  -------------     ------------
                                                                        33,631           59,164
                                                                  -------------     ------------
Costs and expenses:
Cost of sales:
  Marine and Equipment                                                  15,214           18,322
  Businesses sold and to be sold                                        11,110           18,575
  Personal watercraft (1996 amount reflects $2,500
      related to restructuring)                                          2,500            8,207
                                                                  -------------     ------------
                                                                        28,824           45,104
                                                                  -------------     ------------
Selling, general and administrative expenses:
  Marine and Equipment                                                   4,878            4,710
  Businesses sold and to be sold                                         3,611            4,117
  Personal watercraft                                                      500            1,173
  Headquarters expenses (including fees to affiliates)                   1,086            1,190
                                                                  -------------     ------------
                                                                        10,075           11,190
                                                                  -------------     ------------
Interest and related amortization expense                                 (781)            (801)
Gain on sale of Skeeter and unusual item                                11,950
                                                                  -------------     ------------

Income before income taxes and extraordinary charge                      5,901            2,069
Provision for income taxes                                               4,867              718
                                                                  -------------     ------------
Income before extraordinary charge                                       1,034            1,351
Extraordinary charge                                                       713
                                                                  =============     ============
Net income                                                                $321           $1,351
                                                                  =============     ============

Earnings per common share:
   Income before extraordinary charge                                    $0.13            $0.17
   Extraordinary charge                                                  (0.09)
                                                                  =============     ============
   Net income                                                            $0.04            $0.17
                                                                  =============     ============

Weighted average shares outstanding (000s)                               8,000            8,000
                                                                  =============     ============







                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                       March 31,           December 31,
ASSETS                                                                   1996                  1995
                                                                    ----------------     ------------------
Current assets:
   Cash                                                                      $1,285                 $1,937
   Accounts receivable, net of allowances                                    20,656                 20,943
   Inventories                                                               22,252                 27,533
   Prepaid expenses and other                                                 5,802                  7,836
                                                                    ----------------
                                                                                         ------------------
      Total current assets                                                   49,995                 58,249

Property, plant and equipment, net                                           26,781                 29,797
Intangible and other assets, net                                              4,177                 15,781
                                                                    ----------------
                                                                                         ==================
                                                                            $80,953               $103,827
                                                                    ================     ==================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                        $21,200                $42,400
   Accounts payable                                                          10,177                 18,479
   Accrued expenses and other current liabilities                            29,171                 25,594
                                                                    ----------------
                                                                                         ------------------
      Total current liabilities                                              60,548                 86,473

Affiliate Debt                                                                3,025
Other liabilities                                                             2,911                  3,096

Stockholders' equity:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                                       80                     80
   Additional paid-in capital                                               131,951                131,951
   Accumulated deficit                                                     (117,538)              (117,859)
   Cumulative translation adjustment                                            (24)                    86
                                                                    ----------------
                                                                                         ------------------
      Total stockholders' equity                                             14,469                 14,258
                                                                    ----------------
                                                                    ================     ==================
                                                                            $80,953               $103,827
                                                                    ================     ==================






                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                ----------------------------------
                                                                                                    1996                1995
                                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                               $321              $1,351
                                                                                                --------------      --------------

Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization                                                                     1,166               1,293
      Gain on sale of Skeeter, restructuring and other, net of income taxes                            (3,870)
      Change in assets and liabilities:
         Increase in receivables                                                                       (5,388)             (6,302)
         Increase in inventories                                                                       (1,653)               (343)
         (Decrease) increase in accounts payable and accrued expenses                                  (1,761)                237
         Payment of restructuring liabilities                                                          (4,742)
         Other, net                                                                                       520               1,478
                                                                                                --------------
                                                                                                                    --------------
                                                                                                      (15,728)             (3,637)
                                                                                                --------------      --------------
Net cash flows from operating activities                                                              (15,407)             (2,286)
                                                                                                --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business                                                                         34,800
Capital expenditures, net                                                                                (950)             (1,314)
Acquisition of businesses and payment of related obligations                                              (20)                (23)
                                                                                                --------------      --------------
Net cash flows from investing activities                                                               33,830              (1,337)
                                                                                                --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings, net of fees                                                                           (19,075)              1,321
                                                                                                --------------      --------------
Net cash flows from financing activities                                                              (19,075)              1,321
                                                                                                --------------      --------------

Net decrease in cash                                                                                     (652)             (2,302)
Cash at beginning of period                                                                             1,937               4,614
                                                                                                --------------      --------------
Cash at end of period                                                                                  $1,285              $2,312
                                                                                                ==============      ==============






                See Notes to Consolidated Financial Statements

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals and the restructuring charges (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the first three months of 1996 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. The Company is an enthusiast-based sport and active recreation company.

2.  DISPOSAL OF BUSINESSES AND UNUSUAL ITEM

         On January 31, 1996, the Company sold Skeeter to Yamaha for $37,500, of which $2,700 was deposited into escrow, pending a final determination of the net assets sold to Yamaha. The final determination is expected to result in an adjustment in favor of Yamaha in an amount at least equal to the escrow amount. On May 3, 1996, Yamaha notified the Company of its calculation of net assets sold pursuant to the Skeeter Sale and its request, according to such calculation, that the Company make a payment to Yamaha in the amount of approximately $1,380 plus the return of the escrow fund as an adjustment to the purchase price. The Company and its auditors are in the process of reviewing Yamaha's calculations. The Skeeter Sale resulted in a pre-tax gain of $13,289, net of a goodwill writeoff of $10,094. The Company also recorded a valuation adjustment of $1,339 related to its Equipment business. The proceeds of the Skeeter Sale were used to repay indebtedness of the Company under the Company Credit Agreement and the Subordinated Facility.

         On March 29, 1996, the Company entered into an agreement with Brunswick pursuant to which Brunswick will purchase certain assets and assume certain liabilities of Boston Whaler for $25,300, subject to adjustment. The BW Sale is expected to be consummated in the second quarter 1996. The proceeds of the BW Sale will be used to repay indebtedness of Company under the Company Credit Agreement and the Subordinated Facility. The results of operations of Skeeter (through January 31, 1996) and Boston Whaler are included in "Businesses Sold and to be Sold" in the accompanying consolidated condensed statements of operations for all periods presented.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

The unaudited pro forma condensed statement of operations gives effect to both the Skeeter Sale and the BW Sale as if they had occurred as of the beginning of the period presented. The unaudited pro forma condensed balance sheet gives effect to the BW Sale as if it had occurred at March 31, 1996. The pro forma adjustments are based on assumptions that the management of the Company believes are reasonable under the circumstances. These pro forma financial data do not purport to represent what the results of operations or financial position would have been had the Skeeter Sale and the BW Sale occurred at the beginning of the period or as of the date indicated, or to project the Company's results of operations or financial position at any future date or future period.

             Unaudited Pro Forma Condensed Statement of Operations

For the three months ended March 31, 1996 (unaudited):


                                                                              Pro Forma Adjustments                    Pro Forma
                                                              ------------------------------------------------------    Skeeter
                                                                    Skeeter                             Debt           Sale and
                                                 Historical          Sale            BW Sale          Repayment         BW Sale
                                               ---------------   --------------   --------------    --------------   -----------
Net sales                                             $33,631          ($3,573)a       ($10,577)d                       $19,481
Cost of sales                                          28,824           (2,924)a         (8,186)d                        17,714
                                               ---------------   --------------   --------------                     ------------
Gross profit                                            4,807             (649)a         (2,391)d                         1,767
Selling, general and administrative expenses           10,075             (898)a,b       (2,758)d                         6,419
Interest and related amortization expense                 781                                               ($781)e           0
Gain on sale of Skeeter and unusual item              (11,950)          13,289 c                                          1,339
                                               ---------------   --------------   --------------    --------------   ------------

Income before income taxes                              5,901          (13,040)             367               781        (5,991)
Provision for income taxes                              4,867           (4,867)c              0                 0             0
                                               ---------------   --------------   --------------    --------------   -----------
Income before extraordinary charge (f)                 $1,034          ($8,173)            $367              $781       ($5,991)
                                               ===============   ==============   ==============    ==============   ===========

Pro forma loss per common share                                                                                          ($0.75)
                                                                                                                     ============

Weighted average shares outstanding (000s)                                                                                8,000
                                                                                                                     ============


Notes to pro forma statement of operations:
(a) Reflects the results of Skeeter for the one month ended January 31, 1996 (date of the Skeeter Sale).
(b) Reflects the elimination of amortization of goodwill which was written off in connection with the Skeeter Sale.
(c) Reflects the elimination of the gain on the Skeeter Sale and related tax effect.
(d) Reflects the results of Boston Whaler for the three months ended March
    31, 1996.
(e) Reflects the elimination of historical interest and related amortization expense on debt repaid with proceeds of the Skeeter Sale and the BW Sale.
(f) Does not reflect: (1) the estimated gain of approximately $2,700 arising from the BW Sale; and (2) an extraordinary charge of approximately $600 for the writeoff of deferred financing costs due to a permanent commitment reduction under the Company Credit Agreement in connection with the BW Sale.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

                  Unaudited Pro Forma Condensed Balance Sheet

As of March 31, 1996 (Unaudited):


                                                                              Pro Forma
                                                                             Adjustments         Pro Forma
                            ASSETS                        Historical           BW Sale            BW Sale
                                                         --------------     --------------     --------------
Current assets:
   Cash                                                         $1,285            $25,197 a           $1,043 h
                                                                                  (24,225)b
                                                                                   (1,000)c
                                                                                     (214)d
   Accounts receivable, net of allowances                       20,656             (5,295)d           15,361
   Inventories                                                  22,252             (4,887)d           17,365
   Prepaid expenses and other                                    5,802               (329)d            3,381
                                                                                   (2,092)e
                                                         --------------     --------------     --------------
      Total current assets                                      49,995            (12,845)            37,150
Property, plant and equipment, net                              26,781            (12,116)d           14,665
Intangible and other assets, net                                 4,177              1,250 a            1,855
                                                                                   (2,964)d
                                                                                     (608)f
                                                         --------------     --------------     --------------
                                                               $80,953           ($27,283)           $53,670
                                                         ==============     ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                            $21,200           ($21,200)b               $0
   Accounts payable                                             10,177             (2,928)d            7,249
   Accrued expenses and other current liabilities               29,171             (2,259)d           26,912
                                                         --------------     --------------     --------------
      Total current liabilities                                 60,548            (26,387)            34,161
Affiliate Debt                                                   3,025             (3,025)b                0
Other liabilities                                                2,911                                 2,911
Stockholders' equity:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                          80                                    80
   Additional paid-in capital                                  131,951                               131,951
   Accumulated deficit                                        (117,538)             2,737 g         (115,409)
                                                                                     (608)f
   Cumulative translation adjustment                               (24)                                  (24)
                                                         --------------     --------------     --------------
      Total stockholders' equity                                14,469              2,129             16,598
                                                         --------------     --------------     --------------
                                                               $80,953           ($27,283)           $53,670
                                                         ==============     ==============     ==============


Notes to pro forma balance sheet:
(a) Represents the proceeds, inclusive of a pro forma purchase price adjustment in favor of the Company of $1,147 at March 31, 1996, from the BW Sale, of which $1,250 is to be deposited into escrow.
(b) Represents the use of cash proceeds, net of fees and expenses, from the BW Sale to repay indebtedness of the Company. (See footnote h.)
(c) Represents the payment of estimated fees and expenses related to the BW
    Sale.
(d) Reflects the elimination of assets and liabilities as of March 31, 1996 in connection with the BW Sale.
(e) Reflects the realization of deferred tax assets in connection with the BW Sale.
(f) Represents an extraordinary charge for the writeoff of deferred financing costs at March 31, 1996 due to a permanent commitment reduction under the Company Credit Agreement in connection with the BW Sale.
(g) Represents the estimated gain, net of income taxes, realized on the BW Sale.
(h) Represents remaining cash which would be used prospectively to fund seasonal working capital and other needs and the payment of WetJet restructuring liabilities.

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

3.  RESTRUCTURING CHARGE

         In the three month period ended March 31, 1996, the Company revised its estimates to execute the WetJet restructuring program to reflect increased warranty costs and accordingly recorded a charge in cost of sales of $2,500. There can be no assurance that the restructuring programs will succeed or that management's estimates of the cost of the restructuring program will not be exceeded.

4. EARNINGS PER COMMON SHARE

         Earnings per common share have been computed based upon 8,000,000 shares for the three months ended March 31, 1996 and 1995,


5. INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:

                                               March 31,        December 31,
                                                 1996               1995
                                               ---------        ------------
Raw materials and supplies...................   $  7,778          $ 10,564
Work-in-process..............................      2,166             2,374
Finished goods...............................     12,975            15,447
                                                --------          --------
                                                  22,919            28,385
Less: Lifo allowance.........................       (667)             (852)
                                                --------          --------
                                                $ 22,252          $ 27,533
                                                ========          ========


6. CASH FLOW REPORTING

            The Company uses the indirect method to report cash flows from operating activities. For the three months ended March 31, 1996 and 1995, interest paid was $1,051 and $587, respectively; income taxes paid were $48 and $175, respectively.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations

     The following table sets forth historical statements of operations data for the three months ended March 31, 1996 and 1995. Marine businesses includes MasterCraft; Equipment businesses include O'Brien and Soniform; Businesses Sold and to be Sold includes Skeeter and Boston Whaler; Personal watercraft includes WetJet.



                                                                                Three Months Ended March 31,
                                                                        ---------------------------------------------
                                                                             1996                  1995
                                                                        ---------------       ----------------
                                                                             (In millions, except percentages)
MARINE BUSINESSES:
    Net sales                                                               $11.2                  $14.3
    Gross profit                                                              1.9                    3.3
    Gross profit as a % of net sales                                         16.8%                  23.4%
    Selling, general and administrative expenses (a)                          2.7                    2.6
    Operating unit contribution (b)                                          (0.8)                   0.7

EQUIPMENT BUSINESSES:
    Net sales                                                                 8.3                   10.3
    Gross profit                                                              2.4                    3.0
    Gross profit as a % of net sales                                         28.8%                  28.4%
    Selling, general and administrative expenses (a)                          2.2                    2.1
    Operating unit contribution (b)                                           0.2                    0.9

BUSINESSES SOLD AND TO BE SOLD:
    Net sales                                                                14.1                   24.6
    Gross profit                                                              3.0                    6.0
    Gross profit as a % of net sales                                         21.5%                  24.3%
    Selling, general and administrative expenses (a)                          3.6                    4.1
    Operating unit contribution (b)                                          (0.6)                   1.9

PERSONAL WATERCRAFT:
    Net sales                                                                 0.0                   10.0
    Gross profit (1996 amount reflects $2.5 million
        related to restructuring)                                            (2.5)                   1.8
    Selling, general and administrative expenses (a)                          0.5                    1.2
    Operating unit contribution (b)                                          (3.0)                   0.6

TOTAL:
    Net sales                                                                33.6                   59.2
    Gross profit (1996 amount reflects $2.5 million
        related to restructuring)                                             4.8                   14.1
    Selling, general and administrative expenses (a)                          9.0                   10.0

Headquarters expenses (c)                                                    (1.1)                  (1.2)
Interest and related amortization expense                                    (0.8)                  (0.8)
Gain on sale of Skeeter and unusual item                                     12.0                    0.0

Income before income taxes and extraordinary charge                           5.9                    2.1

Provision for income taxes                                                    4.9                    0.7
Income before extraordinary charge                                            1.0                    1.4
Extraordinary charge                                                          0.7                    0.0
Net income                                                                   $0.3                   $1.4



(a) Selling, general and administrative expenses includes the provision for doubtful accounts. See Note 3 to Consolidated Financial Statements for a discussion of items included in restructuring.
(b) Represents gross profit less selling, general and administrative expenses, including provision for doubtful accounts, attributable to the operating businesses. See Note 3 to Consolidated Financial Statements for a discussion of items included in restructuring.
(c) Represents fees to affiliates plus the portion of selling, general and administrative expenses related to headquarters.

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

Three months ended March 31, 1996 compared with three months ended March 31,
1995

            Net sales were $33.6 million and $59.2 million for the 1996 and 1995 periods, respectively, a decrease of $25.6 million. Marine sales decreased 22% to $11.2 million primarily because MasterCraft deliberately reduced production to balance field inventories at dealers. Equipment sales decreased by $2.0 million, or 19%, to $8.3 million in 1996 due to delayed customer purchases as customers are adjusting their inventory levels. Sales of Businesses Sold and to be Sold decreased from $24.6 million in 1995 to $14.1 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996 and reduced production at Boston Whaler to balance retail inventory. The personal watercraft business continued implementing the restructuring program in the first quarter of 1996, focusing on repairing or replacing previously manufactured inventory. No net sales were realized in the 1996 period, compared with sales of $10.0 million in the 1995 period.

            Gross profit was $4.8 million and $14.1 million for the 1996 and 1995 periods, respectively. Gross profit in 1996 is net of $2.5 million related to the Company's restructuring of its personal watercraft business. The restructuring charge reflects a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor. The Wetjet restructuring programs are currently being implemented. Should these programs be delayed or otherwise not succeed, the costs may exceed the current estimates. There can be no assurance that the restructuring programs will succeed or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1996 as it periodically assesses the status of the WetJet restructuring programs. The effect of the Skeeter Sale and Boston Whaler's reduced production was to reduce gross profit of Businesses Sold and to be Sold by $3.0 million in 1996. Marine and Equipment businesses together produced $2.0 million lower gross profit in 1996, primarily due to volume declines.

             SG&A expenses, excluding headquarters expenses, were $9.0 million and $10.0 million for the 1996 and 1995 periods, respectively, a decrease of $1.0 million primarily related to the Skeeter Sale.

            Headquarters expenses, including fees to affiliates, of $1.1 million were decreased slightly from the 1995 period.

            Interest and related amortization expense of $0.8 million in the 1996 period was approximately the same as in the 1995 period as higher Affiliate Debt and amortization of deferred financing costs approximately offset the effect of lower borrowings under the Company Credit Agreement.

            The Skeeter Sale resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million. The Company also recorded a valuation adjustment of $1.3 million related to its Equipment businesses.

            The effective tax rates for the 1996 and 1995 periods were approximately 82% and 35%, respectively. The effective rate in 1996 reflects the effect of a non-deductible goodwill writeoff of $10.1 million in connection with the Skeeter Sale included in income before income taxes and extraordinary charge. After adjusting for such writeoff, the effective tax rate would be approximately 30% in 1996. The provision in 1996 principally includes the realization of a federal deferred tax asset and a state provision related to the Skeeter Sale. In 1995, the provision includes a federal provision which reflects the utilization of net operating loss carryfowards and state and local taxes.

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

             For the three months ended March 31, 1996 and 1995, cash used in operating activities was $15.4 million and $2.3 million, respectively. The Company's cash flows from operating activities in 1996 reflect the payment of WetJet restructuring liabilities in the amount of $4.7 million, operating losses and interest expense. In addition, in 1995, cash flow from operating activities included a $1.5 million reduction of inventory as a source of cash, primarily engines, related to Skeeter.

            The Company's net capital expenditures were $0.9 million and $1.3 million for the three months ended March 31, 1996 and 1995, respectively. The decline reflected primarily the effect of the Skeeter Sale and lower capital expenditures at MasterCraft and WetJet.

            At March 31, 1996, total debt, including Affiliate Debt of $3.0 million, was approximately $24.2 million, which amount represents an $18.2 million decrease from December 31, 1995. The decrease resulted from the repayment of debt with proceeds from the Skeeter Sale, net of payments of WetJet restructuring liabilities and increases in working capital. The Company's working capital and other requirements are currently funded by the Company Credit Agreement and the Subordinated Facility.

            Under the Company Credit Agreement, as amended, the Company is able to borrow up to approximately $24.3 million on a revolving basis which may be used for general corporate purposes, to finance working capital needs, including payment of floor plan interest and WetJet restructuring charges, and for capital expenditures. At April 30, 1996 the Company Credit Agreement was fully drawn, including outstanding letters of credit of approximately $2.2 million. Loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the agent's base lending rate or (ii) the London Interbank Offered Rate plus 300 basis points. Loans and other extensions of credit under the Company Credit Agreement are guaranteed by the subsidiaries of the Company. The loans, extensions of credit and guarantees are secured by (a) a security interest in all the capital stock of the Company's domestic subsidiaries and 66.67% of certain foreign subsidiaries and (b) a security interest in all the material assets of the Company and its subsidiaries. At April 30, 1996, 4,520,334 shares of the Company's common stock owned by MacAndrews & Forbes was pledged as collateral in support of obligations of an affiliate. The Company Credit Agreement prohibits the payment of dividends. The Company is not in compliance with various covenants of the Company Credit Agreement and, accordingly, has obtained from its lenders waivers of certain financial covenants through June 30, 1996, subject to early termination of such waivers under certain circumstances. Under the terms of the waivers, proceeds from the BW Sale, when consummated, must first be applied to the then outstanding balance under the Company Credit Agreement.

            In January 1996, the Company entered into the Subordinated Facility to provide for additional liquidity. The Subordinated Facility provides for borrowings on a revolving basis of up to approximately $6.1 million. Loans under the Subordinated Facility bear interest at the prime rate. At May 9, 1996, there was approximately $4.5 million of borrowings outstanding under the Subordinated Facility.

            The Company is assessing its current and longer-term liquidity needs. The WetJet restructuring programs, after experiencing several engineering related delays, are currently being implemented. WetJet has advised its dealers and consumers that until the individual personal watercraft is repaired or upgraded, it should not be used or sold. Because usage of personal watercraft generally increases during the summer season, further delays in implementing the restructuring programs could result in costs in excess of current estimates. There can be no assurance that the restructuring programs will succeed or that management's estimates of the cost of the restructuring programs will not be exceeded. Should the restructuring programs be further delayed, otherwise not succeed, or cost in excess of current estimates, the Company

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


will require additional sources of liquidity and may be required to record additional restructuring charges. The Company intends to negotiate an amendment to the Company Credit Agreement during the second quarter. There can be no assurance that the Company will be able to secure such amendment or additional sources of liquidity on satisfactory terms. Although none of the Company's affiliates are required to provide funding to the Company other than pursuant to the Subordinated Facility, the Company anticipates that liquidity needs, if any, in excess of the Subordinated Facility will be met by loans from affiliates.

            Notwithstanding the foregoing, after giving effect to the BW Sale (which, after obtaining customary approvals is expected to be consummated during the second quarter of 1996) the Company expects its remaining debt to be primarily related to seasonal working capital needs.

Seasonality

            The marine industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first three months of the year are not necessarily indicative of results that may be expected for the full year.

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                    See Exhibit index on page 15.

b.  Reports on Form 8-K

                    Form 8-K as of January 31, 1996, as amended on April 11, 1996, related to the Skeeter Sale.

                                  EXHIBIT INDEX

Exhibit No.                            Description
- - ----------                             -----------
    10.1          Employment Agreement, dated as of February 26, 1996, between
                  MasterCraft Boat Company and James Hoag
    10.2          Retention Agreement, dated as of March 19, 1996, between the
                  Company and James Hoag
    10.3          Letter Agreement, dated as of January 18, 1996, between the
                  Company and Barry Tait
    10.4          Retention Agreement, dated as of January 29, 1996, between the
                  Company and Barry Tait
    10.5          Retention Agreement, dated as of January 12, 1996, between the
                  Company and Russell Kelley
    10.6          Retention Agreement, dated as January 18, 1996, between the
                  Company and Douglas Fonte
     27           Financial Data Schedule

                  MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MERIDIAN SPORTS INCORPORATED
                                                (Registrant)


May 14, 1996                             By:/s/  Mark L. Wilson
                                            -------------------
                                                 Mark L. Wilson
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                (Principal Accounting Officer)