Form 10-Q
period 1996-06-30
MERIDIAN SPORTS INC
filed 1996-08-14
CIK 926474

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------
Commission file number 0-24534

                         MERIDIAN SPORTS INCORPORATED
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                              13-3776096
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                  Identification No.)

100 CHEROKEE COVE DRIVE, VONORE, TENNESSEE                37885

(Address of principal executive offices)               (Zip Code)

                                 423-884-6776
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


625 MADISON AVENUE, NEW YORK, NEW YORK   10022
- - --------------------------------------------------------------------------------
                         (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---
           Indicate the number of shares outstanding of each of the
                    issuer's classes of common stock as of
                         the latest practicable date.

        Class                          Outstanding at July 31, 1996
- - -----------------------                ----------------------------
Common Stock, $0.01 par                         8,000,000

As of August 13, 1996, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                     INDEX




                PART I - FINANCIAL INFORMATION                              PAGE
                                                                            ----

Item 1.   Consolidated Financial Statements:

          Consolidated Condensed Statements of Operations
          Six and Three Months Ended June 30, 1996 and 1995...................3

          Consolidated Condensed Balance Sheets
          June 30, 1996 and December 31, 1995.................................4

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995.............................5

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........ ..................................8


               PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................13

          Exhibit Index.......................................................14

          Signatures..........................................................15

                     MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                        Six Months Ended                   Three Months Ended
                                                                            June 30,                            June 30,
                                                                  ------------------------------      -----------------------------
                                                                      1996             1995              1996             1995
                                                                  -------------     ------------      ------------     ------------
Net sales:
  Marine and Equipment                                                 $42,551          $47,783           $23,070          $23,188
  Businesses sold                                                       23,987           51,869             9,837           27,321
  Personal watercraft                                                        0           18,275                 0            8,254
                                                                  -------------     ------------      ------------     ------------
                                                                        66,538          117,927            32,907           58,763
                                                                  -------------     ------------      ------------     ------------
Costs and expenses:
Cost of sales:
  Marine and Equipment                                                  32,255           35,783            17,041           17,461
  Businesses sold                                                       17,998           39,011             6,888           20,436
  Personal watercraft (1996 amounts reflect $12,400
      and $9,900, respectively, related to restructuring)               12,400           15,635             9,900            7,428
                                                                  -------------     ------------      ------------     ------------
                                                                        62,653           90,429            33,829           45,325
                                                                  -------------     ------------      ------------     ------------
Selling, general and administrative expenses:
  Marine and Equipment                                                   9,501            8,804             4,623            4,094
  Businesses sold                                                        5,309            8,405             1,698            4,288
  Personal watercraft                                                    1,100            2,457               600            1,284
  Headquarters expenses (1996 amounts include $1,600
      related to restructuring)                                          3,415            2,024             2,329              834
                                                                  -------------     ------------      ------------     ------------
                                                                        19,325           21,690             9,250           10,500
                                                                  -------------     ------------      ------------     ------------
Interest and related amortization expense                               (1,164)          (1,636)             (383)            (835)
Gain on sale of businesses and unusual item                             16,850                              4,900
                                                                  -------------     ------------      ------------     ------------

Income (loss) before income taxes and
   extraordinary charge                                                    246            4,172            (5,655)           2,103
Provision for income taxes                                               6,958            1,380             2,091              662
                                                                  -------------     ------------      ------------     ------------
(Loss) income before extraordinary charge                               (6,712)           2,792            (7,746)           1,441
Extraordinary charge                                                     1,332                                619
                                                                  =============     ============      ============     ============
Net (loss) income                                                      $(8,044)         $ 2,792           $(8,365)         $ 1,441
                                                                  =============     ============      ============     ============

Earnings per common share:
   (Loss) income before extraordinary charge                            $(0.84)           $0.35            $(0.97)           $0.18
   Extraordinary charge                                                  (0.17)                             (0.08)
                                                                  =============     ============      ============     ============
   Net (loss) income                                                    $(1.01)           $0.35            $(1.05)           $0.18
                                                                  =============     ============      ============     ============

Weighted average shares outstanding (000s)                               8,000            8,000             8,000            8,000
                                                                  =============     ============      ============     ============

                See Notes to Consolidated Financial Statements

                    MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in thousands, except share data)
                                  (Unaudited)



                                                       June 30,    December 31,
ASSETS                                                   1996          1995
                                                    -----------   -------------

Current assets:
   Cash                                                $   345        $  1,937
   Accounts receivable, net of allowances               13,375          20,943
   Inventories                                          13,448          27,533
   Prepaid expenses and other                            3,223           7,836
                                                    -----------   -------------
      Total current assets                              30,391          58,249

Property, plant and equipment, net                      13,362          29,797
Intangible and other assets, net                         1,797          15,781
                                                    -----------   -------------
                                                       $45,550        $103,827
                                                    ===========   =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                  $ 42,400
   Accounts payable                                    $ 7,476          18,479
   Accrued expenses and other current liabilities       29,675          25,594
                                                    -----------   -------------
      Total current liabilities                         37,151          86,473


Other liabilities                                        2,271           3,096

Stockholders' equity:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                  80              80
   Additional paid-in capital                          131,951         131,951
   Accumulated deficit                                (125,903)       (117,859)
   Cumulative translation adjustment                         0              86
                                                    -----------   -------------
      Total stockholders' equity                         6,128          14,258
                                                    -----------   -------------
                                                       $45,550        $103,827
                                                    ===========   =============


                     See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                --------------------------
                                                                       1996        1995
                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $ (8,044)         $2,792
                                                                ----------      ----------

Adjustments to reconcile net (loss) income to net cash flows from operating activities:
      Depreciation and amortization                                 2,056           2,525
      Gain on sale of businesses, restructuring and other,
        net of income taxes                                         5,440
      Change in assets and liabilities:
         Increase in receivables                                   (3,582)         (3,333)
         Increase in inventories                                     (874)         (1,197)
         (Decrease) increase in accounts payable and accrued
           expenses                                                  (701)           489
         Payment of restructuring liabilities                     (10,488)
         Other, net                                                   755           1,627
                                                                ----------      ----------
                                                                   (7,394)            111
                                                                ----------      ----------
Net cash flows from operating activities                          (15,438)          2,903
                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold                 58,961
Capital expenditures, net                                          (1,752)         (2,878)
Acquisition of businesses and payment of related obligations          (20)            (44)
                                                                ----------      ----------
Net cash flows from investing activities                           57,189          (2,922)
                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings, net of fees                                       (43,343)           (929)
                                                                ----------      ----------
Net cash flows from financing activities                          (43,343)           (929)
                                                                ----------      ----------

Net decrease in cash                                               (1,592)           (948)
Cash at beginning of period                                         1,937           4,614
                                                                ----------      ----------
Cash at end of period                                            $    345          $3,666
                                                                ==========      ==========

                       See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals and the restructuring charges (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the first six months of 1996 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. The Company is an enthusiast-based sports and active recreation company.


2.  DISPOSAL OF BUSINESSES, UNUSUAL ITEM AND EXTRAORDINARY ITEM

         On January 31, 1996, the Company sold Skeeter to Yamaha for $37,500, subject to an adjustment based on the final determination of the net assets sold to Yamaha. In August 1996, the Company and Yamaha reached a final agreement as to the amount of the purchase price. The final purchase price was $33,900, resulting in a payment to Yamaha of $3,600, of which $2,700 had been deposited into escrow by Yamaha at the closing of the sale. The Skeeter Sale resulted in a pre-tax gain of $13,289, net of a goodwill writeoff of $10,094. The proceeds of the Skeeter Sale were used to prepay indebtedness of the Company under the Company Credit Agreement and the Subordinated Facility.

         On May 31, 1996, the Company consummated a transaction with Brunswick pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW Sale Corp., formerly Boston Whaler, Inc. ("BW"), for $26,705, subject to adjustment based on a determination of the net assets sold to Brunswick. On August 2, 1996, Brunswick notified the Company of its calculation of net assets sold pursuant to the BW Sale and its request, according to such calculation, that the Company make a payment to Brunswick of approximately $770 as an adjustment to the purchase price. The Company is in the process of reviewing Brunswick's calculation. It is expected that such adjustment will be in favor of Brunswick in an amount of at least $300. The proceeds of the BW Sale were used to repay indebtedness of the Company under the Company Credit Agreement and the Subordinated Facility. The results of operations of Skeeter (through January 31, 1996) and Boston Whaler (through May 31, 1996) are included in "Businesses Sold" in the accompanying consolidated condensed statements of operations. The BW Sale resulted in a pre-tax gain of $4,900. The Company also recorded a valuation adjustment of $1,339 related to its Equipment business. Due to the permanent commitment reduction under the Company Credit Agreement in connection with the Skeeter Sale and BW Sale, the Company recorded an extraordinary charge of $1,332 for the writeoff of deferred financing costs.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

3.  RESTRUCTURING CHARGES

         In the period ended June 30, 1996, the Company revised its estimates to execute the WetJet restructuring program to reflect increased warranty costs and lower estimates of realizable value of inventories and accordingly recorded charges in cost of sales of $12,400 and $9,900 for the six and three month periods, respectively, ended June 30, 1996. Although the Company has largely completed the WetJet recall program, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring program will not be exceeded.

         Headquarters expenses in the second quarter 1996 include a one-time charge of $1,600 comprised primarily of severance costs related to the closure of the New York office and the relocation of the headquarters function to Vonore, Tennessee.


4. EARNINGS PER COMMON SHARE

         Earnings per common share have been computed based upon 8,000,000 shares for the six and three months ended June 30, 1996 and 1995.


5. INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:

                                                June 30,         December 31,
                                                  1996               1995
                                               ----------         ---------

Raw materials and supplies..................    $ 5,223           $10,564
Work-in-process.............................      1,617             2,374
Finished goods..............................      7,275            15,447
                                                  -----            ------
                                                 14,115            28,385
Less: Lifo allowance........................       (667)             (852)
                                               --------          --------
                                                $13,448           $27,533
                                               ========          ========

6. CASH FLOW REPORTING

            The Company uses the indirect method to report cash flows from operating activities. For the six months ended June 30, 1996 and 1995, interest paid was $1,409 and $1,630, respectively; income taxes paid were $257 and $301, respectively.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations

     The following table sets forth historical statements of operations data for the six and three months ended June 30, 1996 and 1995. Marine businesses includes MasterCraft; Equipment businesses include O'Brien and Soniform; Businesses Sold includes Skeeter and Boston Whaler; Personal watercraft includes WetJet.

                                                                Six Months Ended June 30,            Three Months Ended June 30,
                                                          -------------------------------------  ----------------------------------
                                                               1996                   1995            1996                  1995
                                                          ---------------       ---------------  ---------------       ------------
                                                           (In millions, except percentages)      (In millions, except percentages)
MARINE BUSINESSES:
    Net sales                                                   $23.1                 $26.9            $11.9               $12.6
    Gross profit                                                  4.5                   6.1              2.6                 2.5
    Gross profit as a % of net sales                             19.5%                 22.5%            22.1%               19.5%
    Selling, general and administrative expenses (a)              4.9                   4.7              2.2                 2.1
    Operating unit contribution (b)                              (0.4)                  1.4              0.4                 0.4

EQUIPMENT BUSINESSES:
    Net sales                                                    19.5                  20.9             11.2                10.6
    Gross profit                                                  5.8                   5.9              3.4                 3.0
    Gross profit as a % of net sales                             29.7%                 28.5%            30.4%               28.5%
    Selling, general and administrative expenses (a)              4.6                   4.1              2.4                 2.0
    Operating unit contribution (b)                               1.2                   1.8              1.0                 1.0

BUSINESSES SOLD:
    Net sales                                                    23.9                  51.9              9.8                27.3
    Gross profit                                                  5.9                  12.8              2.9                 6.9
    Gross profit as a % of net sales                             24.6%                 24.8%            29.0%               25.2%
    Selling, general and administrative expenses (a)              5.3                   8.4              1.7                 4.3
    Operating unit contribution (b)                               0.6                   4.4              1.2                 2.6

PERSONAL WATERCRAFT:
    Net sales                                                     0.0                  18.2              0.0                 8.2
    Gross profit (1996 amount reflects $12.4 million and
        $9.9 million, respectively, related to restructuring)   (12.4)                  2.7             (9.9)                1.0
    Selling, general and administrative expenses (a)              1.1                   2.5              0.6                 1.3
    Operating unit contribution (b)                             (13.5)                  0.2            (10.5)               (0.3)

TOTAL:
    Net sales                                                    66.5                 117.9             32.9                58.7
    Gross profit (1996 amount reflects $12.4 million and
        $9.9 million, respectively, related to restructuring)     3.8                  27.5             (1.0)               13.4
    Selling, general and administrative expenses (a)             15.9                  19.7              6.9                 9.7

Headquarters expenses (1996 amount reflects $1.6 million
        related to restructuring) (c)                            (3.4)                 (2.0)            (2.3)               (0.8)
Interest and related amortization expense                        (1.2)                 (1.6)            (0.4)               (0.8)
Gain on sale of businesses and unusual item                      16.9                   0.0              4.9                 0.0
                                                                  ---                   ---              ---                 ---

Income (loss) before income taxes and extraordinary charge        0.2                   4.2             (5.7)                2.1

Provision for income taxes                                        7.0                   1.4              2.1                 0.7
                                                                  ---                   ---              ---                 ---
(Loss) income before extraordinary charge                        (6.8)                  2.8             (7.8)                1.4
Extraordinary charge                                              1.3                   0.0              0.6                 0.0
                                                                  ---                   ---              ---                 ---
Net (loss) income                                               $(8.1)                 $2.8            $(8.4)               $1.4
                                                                ======                 ====            ======               ====


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

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

            Net sales were $66.5 million and $117.9 million for the 1996 and 1995 periods, respectively, a decrease of $51.4 million. Marine sales decreased 14% to $23.1 million primarily because MasterCraft deliberately reduced production through April 1996 to balance field inventories at dealers. Equipment sales decreased by $1.4 million, or 7%, to $19.5 million in 1996 due to customers carrying lower levels of inventories. Sales of Businesses Sold decreased from $51.9 million in 1995 to $23.9 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996 and the BW Sale on May 31, 1996. The personal watercraft business continued implementing the restructuring program in the first half of 1996, focusing on repairing or replacing previously manufactured inventory. No net sales were realized in the 1996 period, compared with net sales of $18.2 million in the 1995 period.

            Gross profit was $3.8 million and $27.5 million for the 1996 and 1995 periods, respectively. Gross profit in 1996 is net of $12.4 million related to the Company's restructuring of its personal watercraft business. In 1995, WetJet generated gross profit of $2.7. The restructuring charge reflects a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet restructuring programs are largely behind the Company, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1996 as it periodically assesses the status of the WetJet restructuring programs. The effect of the Skeeter Sale and the BW Sale was to reduce gross profit of Businesses Sold by $6.9 million in 1996. Marine and Equipment businesses together produced $1.7 million lower gross profit in 1996, primarily due to volume declines.

             SG&A expenses, excluding headquarters expenses, were $15.9 million and $19.7 million for the 1996 and 1995 periods, respectively, a decrease of $3.8 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A expenses.

            Headquarters expenses in 1996 included a one-time charge of $1.6 million related to the closure of the New York headquarters office and the relocation of the headquarters function to Vonore, Tennessee. Headquarters expenses of $1.8 million, excluding such one-time charge, decreased slightly from the 1995 period due to lower compensation expense.

            Interest and related amortization expense of $1.2 million in the 1996 period was approximately $0.4 below 1995 levels due to the effect of lower outstanding borrowings.

            The Skeeter Sale resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million. The BW Sale resulted in a pre-tax gain of $4.9 million. The Company also recorded a valuation adjustment of $1.3 million related to its Equipment businesses.

            In connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the Skeeter Sale and the BW Sale, the Company recorded an extraordinary charge of $1.3 million to writeoff deferred financing costs.

            The Company recorded a pre-tax loss in the 1996 period. The provision in 1996 principally includes the realization of a federal deferred tax asset and a state provision related to the Skeeter Sale and

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BW Sale. The provision in 1996 does not include a benefit for the operating losses of WetJet. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $13.0 million in connection with the Skeeter Sale and BW Sale. In 1995, the provision includes a federal provision which reflects the utilization of net operating loss carryfowards and state and local taxes.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995

            Net sales were $32.9 million and $58.7 million for the 1996 and 1995 periods, respectively, a decrease of $25.8 million. Marine sales decreased 6% to $11.9 million primarily due to weak sales in June 1996 in connection with the change in model year. Equipment sales increased by $0.6 million, or 6%, to $11.2 million in 1996 due to strong sales of towable water products which more than offset lower sales of scuba products. Sales of Businesses Sold decreased from $27.3 million in 1995 to $9.8 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996 and the BW Sale on May 31, 1996. The personal watercraft business continued implementing the restructuring program in the second quarter of 1996, focusing on repairing or replacing previously manufactured inventory. No net sales were realized in the 1996 period, compared with sales of $8.2 million in the 1995 period.

            Gross profit was a deficit of ($1.0) million and surplus of $13.4 million for the 1996 and 1995 periods, respectively. Gross profit in 1996 is net of $9.9 million related to the Company's restructuring of its personal watercraft business. In 1995, WetJet generated gross profit of $1.0. The restructuring charge reflects a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet restructuring programs are largely behind the Company, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1996 as it periodically assesses the status of the WetJet restructuring programs. The effect of the Skeeter Sale and the BW Sale was to reduce gross profit of Businesses Sold by $4.0 million in 1996. Marine and Equipment businesses together produced $0.5 million higher gross profit in 1996, primarily due to volume increases in towable water products.

             SG&A expenses, excluding headquarters expenses, were $6.9 million and $9.7 million for the 1996 and 1995 periods, respectively, a decrease of $2.8 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A expenses.

            Headquarters expenses in 1996 included a one-time charge of $1.6 million related to the closure of the New York headquarters office and the relocation of the headquarters function to Vonore, Tennessee. Headquarters expenses of $0.7 million, excluding such one-time charge, decreased slightly from the 1995 period due to lower compensation expense.

            Interest and related amortization expense of $0.4 million in the 1996 period was approximately $0.4 million below 1995 levels due to the effect of lower outstanding borrowings.

            The BW Sale resulted in a pre-tax gain of $4.9 million. In connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the BW Sale, the Company recorded an extraordinary charge of $0.6 million to writeoff deferred financing costs.

            The Company recorded a pre-tax loss in the 1996 period. The provision in 1996 principally includes the realization of a federal deferred tax asset and a state provision related to the BW Sale. The provision in 1996 does not include a benefit for the operating losses of the Company. In 1995, the

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


provision includes a federal provision which reflects the utilization of net operating loss carryfowards and state and local taxes.


LIQUIDITY AND CAPITAL RESOURCES

             For the six months ended June 30, 1996 and 1995, cash (used in) provided by operating activities was ($15.4) million and $2.9 million, respectively. The Company's cash flows from operating activities in 1996 reflect the payment of WetJet restructuring liabilities in the amount of $10.5 million, operating losses and interest expense. The effect of the Skeeter Sale and the BW Sale was to reduce cash provided by operating activities by $7.3 million compared to 1995.

            The Company's net capital expenditures were $1.8 million and $2.9 million for the six months ended June 30, 1996 and 1995, respectively. The decline reflected primarily the effect of the Skeeter Sale and lower capital expenditures at MasterCraft and WetJet.

            At June 30, 1996, all of the Company's outstanding debt, other than capitalized leases, was repaid. The decrease of $42.4 million from December 31, 1995 resulted from the repayment of debt with proceeds from the Skeeter Sale and the BW Sale, net of payments of WetJet restructuring liabilities, capital expenditures and increases in working capital. The Company's working capital and other requirements are currently funded by borrowings from affiliates.

            The Company's liquidity needs are generally for seasonal working capital needs and the funding of WetJet restructuring liabilities. The Company has an outstanding letter of credit of approximately $1.4 million under the Company Credit Agreement. Due to permanent commitment reductions due to the Skeeter Sale and BW Sale, the Company no longer has a borrowing commitment under the Company Credit Agreement. Extensions of credit under the Company Credit Agreement are guaranteed by the subsidiaries of the Company. Extensions of credit are secured by (a) a security interest in all the capital stock of the Company's domestic operating subsidiaries and (b) a security interest in all the material assets of the Company and its subsidiaries. At August 13, 1996, 5,200,000 shares of the Company's common stock owned by MacAndrews & Forbes was pledged as collateral in support of obligations of an affiliate. The Company Credit Agreement prohibits the payment of dividends.

            In January 1996, the Company entered into the Subordinated Facility to provide for additional liquidity. Currently the Company has an outstanding commitment of approximately $6.8 million under the Subordinated Facility. Loans under the Subordinated Facility bear interest at the prime rate. At August 13, 1996, there was approximately $2.7 million of borrowings outstanding under the Subordinated Facility.

            The Company is assessing its current and longer-term liquidity needs. The WetJet restructuring programs, after experiencing several engineering related delays, are largely behind the Company. WetJet has advised its dealers and consumers that until the individual personal watercraft is repaired or upgraded, it should not be used or sold. At August 13, 1996, substantially all of the WetJet recall repair kits have been shipped to local dealers and management believes that the majority of them have been successfully installed in watercraft. Nevertheless, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Should the restructuring programs not succeed as planned, or cost in excess of current estimates, the Company will require additional sources of liquidity and may be required to record additional restructuring charges. The Company has commenced efforts to obtain a new credit agreement. There can be no assurance that the Company will be able to consummate such a credit agreement or

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


obtain additional sources of liquidity on satisfactory terms. Although none of the Company's affiliates are required to provide funding to the Company other than pursuant to the Subordinated Facility, the Company anticipates that liquidity needs, if any, in excess of the Subordinated Facility will be met by loans from affiliates.

              The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are consumer's acceptance of the Company's new model year products and the success of the WetJet restructuring programs.

SEASONALITY

            The marine and watersports industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first half of the year are not necessarily indicative of results that may be expected for the full year.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits

                    See exhibit index on page 14.

             b.  Reports on Form 8-K

                    Form 8-K as of May 31, 1996 related to the BW Sale.

                                 EXHIBIT INDEX

Exhibit No.                                Description
- - -----------                                -----------

     27                             Financial Data Schedule

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES















                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MERIDIAN SPORTS INCORPORATED
                                         ----------------------------
                                                 (Registrant)



August 13, 1996                          By:/s/ Irwin Engelman
                                            -------------------------
                                               Irwin Engelman
                                               Chief Financial Officer
                                               (Principal Accounting Officer)