Form 10-Q
period 1996-09-30
MERIDIAN SPORTS INC
filed 1996-11-14
CIK 926474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-24534

                         MERIDIAN SPORTS INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                13-3776096
-------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)

100 CHEROKEE COVE DRIVE, VONORE, TENNESSEE                  37885

(Address of principal executive offices)                 (Zip Code)

                                 423-884-6776

-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


 625 MADISON AVENUE, NEW YORK, NEW YORK   10022
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

            Class                             Outstanding at October 31, 1996
-------------------------------               -------------------------------
   Common Stock, $0.01 par                              8,000,000

               As of November 12, 1996, 5,200,000 shares of the
             Registrant's outstanding common stock were held by an
            indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES



                                     INDEX


                                             PART I - FINANCIAL INFORMATION                              PAGE

Item 1.                    Consolidated Financial Statements:

                           Consolidated Condensed Statements of Operations
                           Nine and Three Months Ended September 30, 1996 and 1995........................3

                           Consolidated Condensed Balance Sheets
                           September 30, 1996 and December 31, 1995.......................................4

                           Consolidated Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1996 and 1995..................................5

                           Notes to Consolidated Financial Statements.....................................6

Item 2.                    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........ .............................................8


                          PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K...............................................12

                           Exhibit Index..................................................................13

                           Signatures.....................................................................14





                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                    -----------------------  ----------------------
                                                        1996        1995        1996        1995
                                                    ----------  -----------  ---------  -----------
Net sales:
  Marine and Equipment  ...........................   $60,301     $ 68,671     $17,750    $ 20,888
  Businesses sold  ................................    23,987       75,554           0      23,685
  Personal watercraft  ............................         0       20,303           0       2,028
                                                    ----------  -----------  ---------  -----------
                                                       84,288      164,528      17,750      46,601
                                                    ----------  -----------  ---------  -----------
Costs and expenses:
Cost of sales:
  Marine and Equipment  ...........................    46,755       53,082      14,500      17,299
  Businesses sold  ................................    17,998       57,228           0      18,217
  Personal watercraft (reflects $12,400, $14,723,
  $0  and $14,723, respectively, related to
   restructuring)  ................................    12,400       35,327           0      19,692
                                                    ----------  -----------  ---------  -----------
                                                       77,153      145,637      14,500      55,208
                                                    ----------  -----------  ---------  -----------
Selling, general and administrative expenses:
  Marine and Equipment  ...........................    13,459       13,310       3,958       4,506
  Businesses sold  ................................     5,309       12,512           0       4,107
  Personal watercraft (1995 amounts reflect
  $10,606  related to restructuring)  .............     1,100       14,701           0      12,244
  Headquarters expenses (year-to-date 1996 amount
   reflects $1,600 related to restructuring)  .....     3,507        2,688         187         969
                                                    ----------  -----------  ---------  -----------
                                                       23,375       43,211       4,145      21,826
                                                    ----------  -----------  ---------  -----------
Amortization of intangibles (1995 amounts reflect
 $1,893 related to restructuring) .................      (107)      (2,352)        (12)     (2,047)
Interest and related amortization expense  ........    (1,228)      (2,416)        (64)       (780)
Gain on sale of businesses and unusual item  ......    16,850                        0
                                                    ----------  -----------  ---------  -----------
Loss before income taxes and extraordinary charge        (725)     (29,088)       (971)    (33,260)
Provision for income taxes ........................     6,958           61           0      (1,319)
                                                    ----------  -----------  ---------  -----------
Loss before extraordinary charge ..................    (7,683)     (29,149)       (971)    (31,941)
Extraordinary charge ..............................     1,332                        0
                                                    ----------  -----------  ---------  -----------
Net loss ..........................................   $(9,015)    $(29,149)    $  (971)   $(31,941)
                                                    ==========  ===========  =========  ===========
Earnings per common share:
  Loss before extraordinary charge  ...............   $ (0.96)    $  (3.64)    $ (0.12)   $  (3.99)
  Extraordinary charge  ...........................     (0.17)                    0.00
                                                    ----------  -----------  ---------  -----------
  Net loss  .......................................   $ (1.13)    $  (3.64)    $ (0.12)   $  (3.99)
                                                    ==========  ===========  =========  ===========
Weighted average shares outstanding (000s)  .......     8,000        8,000       8,000       8,000
                                                    ==========  ===========  =========  ===========

                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1996             1995
                                                ---------------  --------------
ASSETS
Current assets:
 Cash .........................................     $     519       $   1,937
 Accounts receivable, net of allowances  ......         6,972          20,943
 Inventories ..................................        14,765          27,533
 Prepaid expenses and other ...................         1,586           7,836
                                                ---------------  --------------
  Total current assets ........................        23,842          58,249
Property, plant and equipment, net ............        13,138          29,797
Intangible and other assets, net ..............         1,787          15,781
                                                ---------------  --------------
                                                    $  38,767       $ 103,827
                                                ===============  ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ............                     $  42,400
 Accounts payable .............................     $   7,080          18,479
 Accrued expenses and other current
  liabilities .................................        16,785          25,594
                                                ---------------  --------------
  Total current liabilities ...................        23,865          86,473
Affiliate Debt ................................         7,508
Other liabilities .............................         2,237           3,096
 Stockholders' equity:
  Preferred stock, par value $0.01 per share  .
  Common stock, par value $0.01 per share  ....            80              80
  Additional paid-in capital ..................       131,951         131,951
  Accumulated deficit .........................      (126,874)       (117,859)
  Cumulative translation adjustment ...........             0              86
                                                ---------------  --------------
  Total stockholders' equity ..................         5,157          14,258
                                                ---------------  --------------
                                                    $  38,767       $ 103,827
                                                ===============  ==============

                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -----------------------
                                                                      1996        1995
                                                                  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $ (9,015)   $(29,149)
                                                                  ----------  -----------
Adjustment to reconcile net loss to net cash flows from
 operating activities:
 Depreciation and amortization ..................................      2,633       3,888
 Gain on sale of businesses, restructuring and other, net of
  income taxes ..................................................      5,440      27,222
 Change in assets and liabilities:
  (Increase) decrease in receivables ............................      2,821       1,114
  Decrease (increase) in inventories ............................     (2,191)     (5,369)
  (Decrease) increase in accounts payable and accrued expenses  .     (7,145)      1,533
  Payment of restructuring liabilities ..........................    (17,330)
  Other, net ....................................................      2,368       1,632
                                                                  ----------  -----------
                                                                     (13,404)     30,020
                                                                  ----------  -----------
Net cash flows from operating activities ........................    (22,419)        871
                                                                  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold ..............     58,961
Capital expenditures, net .......................................     (2,105)     (4,358)
Acquisition of businesses and payment of related obligations  ...        (20)        (51)
                                                                  ----------  -----------
Net cash flows from investing activities ........................     56,836      (4,409)
                                                                  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings, net of fees .....................................    (35,835)      2,221
                                                                  ----------  -----------
Net cash flows from financing activities ........................    (35,835)      2,221
                                                                  ----------  -----------
Net decrease in cash ............................................     (1,418)     (1,317)
Cash at beginning of period .....................................      1,937       4,614
                                                                  ----------  -----------
Cash at end of period ...........................................   $    519    $  3,297
                                                                  ==========  ===========

                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals and the restructuring charges (see Note 3)) considered necessary for a fair presentation have been included. Operating results for the first nine months of 1996 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. The Company is an enthusiast-based sports and active recreation company.


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

         On May 31, 1996, the Company consummated a transaction with Brunswick pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW Sale Corp., formerly Boston Whaler, Inc. ("BW"), for $26,705, subject to adjustment based on a determination of the net assets sold to Brunswick. In September 1996, the Company and Brunswick reached a final agreement as to the amount of the purchase price. The final purchase price was $26,155, resulting in a payment to Brunswick of $550. The proceeds of the BW Sale were used to repay indebtedness of the Company under the Company Credit Agreement and the Subordinated Facility. The results of operations of Skeeter (through January 31, 1996) and Boston Whaler (through May 31, 1996) are included in "Businesses Sold" in the accompanying consolidated condensed statements of operations. The BW Sale resulted in a pre-tax gain of $4,900. The Company also recorded a valuation adjustment of $1,339 related to its Equipment businesses. Due to the permanent commitment reduction under the Company Credit Agreement in connection with the Skeeter Sale and BW Sale, the Company recorded an extraordinary charge of $1,332 for the writeoff of deferred financing costs.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


3.  RESTRUCTURING CHARGES

         In the first six months of 1996, the Company revised its estimates to execute the WetJet restructuring program to reflect increased warranty costs and lower estimates of realizable value of inventories and accordingly recorded charges in cost of sales of $12,400. No additional charges were recorded in the third quarter 1996. Although the Company has largely completed the WetJet recall program, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring program will not be exceeded. In the third quarter 1995, the Company recorded a restructuring charge of $27,222 related to WetJet.

         In the second quarter 1996 the Company recorded in headquarters expenses a one-time charge of $1,600 comprised primarily of severance costs related to the closure of the New York office and the relocation of the headquarters function to Vonore, Tennessee.


4. EARNINGS PER COMMON SHARE

         Earnings per common share have been computed based upon 8,000,000 shares for the nine and three months ended September 30, 1996 and 1995.


5. INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:

                                                                September 30,      December 31,
                                                                    1996               1995
                                                                ------------      --------------
Raw materials and supplies.....................................    $ 6,816           $10,564
Work-in-process................................................      1,401             2,374
Finished goods.................................................      7,215            15,447
                                                                     -----            ------
                                                                    15,432            28,385
Less: Lifo allowance...........................................       (667)             (852)
                                                                    ------            ------
                                                                  $ 14,765          $ 27,533
                                                                  ========          ========

6. CASH FLOW REPORTING

            The Company uses the indirect method to report cash flows from operating activities. For the nine months ended September 30, 1996 and 1995, interest paid was $1,474 and $2,256, respectively; income taxes paid were $257 and $314, respectively.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




            Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

            Net sales were $84.3 million and $164.5 million for the 1996 and 1995 periods, respectively, a decrease of $80.2 million, of which $51.6 million relates to sales of Businesses Sold. Marine and Equipment sales decreased 12% to $60.3 million primarily because of lower dealer demand and delayed shipments to certain international customers in September 1996. Sales of Businesses Sold decreased from $75.6 million in 1995 to $24.0 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996 and the BW Sale on May 31, 1996. The personal watercraft business has continued the restructuring program throughout 1996, focusing on repairing or replacing previously manufactured inventory. No net sales were realized in the 1996 period, compared with net sales of $20.3 million in the 1995 period.

            Gross profit was $7.1 million and $18.9 million for the 1996 and 1995 periods, respectively. Gross profit in 1996 and 1995 is net of $12.4 million and $14.7 million, respectively, related to the Company's restructuring of its personal watercraft business. The restructuring charge in 1996 reflects a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet restructuring programs are largely behind the Company, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1996 as it periodically assesses the status of the WetJet restructuring programs. The effect of the Skeeter Sale and the BW Sale was to reduce gross profit of Businesses Sold by $12.3 million in 1996. Marine and Equipment businesses together produced $2.1 million lower gross profit in 1996, primarily due to the sales decline.

             SG&A expenses, excluding headquarters expenses, were $19.9 million and $40.5 million for the 1996 and 1995 periods, respectively. SG&A expenses in 1995 included $10.6 million of charges related to the Company's restructuring of its personal watercraft business. The remaining decrease of $10.0 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A expenses.

            Headquarters expenses in 1996 included a one-time charge of $1.6 million related to the closure of the New York headquarters office and the relocation of the headquarters function to Vonore, Tennessee. Headquarters expenses of $1.9 million, excluding such one-time charge, decreased from the 1995 period due to lower compensation expense and reduced charges due to the closure of the headquarters office.

            Interest and related amortization expense of $1.2 million in the 1996 period was approximately $1.2 below 1995 levels due to the effect of lower outstanding borrowings.

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

            The Company recorded a pre-tax loss in the 1996 and 1995 periods. The provision in 1996 principally includes the realization of a federal deferred tax asset and a state provision related to the Skeeter Sale and BW Sale. The provision in 1996 does not include a benefit for the operating losses of WetJet. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $13.0 million in connection with the Skeeter Sale and BW Sale. In 1995, the provision includes state and local taxes. No federal provision was recorded in the 1995 period due to the Company's loss before income taxes.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

            Net sales were $17.8 million and $46.6 million for the 1996 and 1995 periods, respectively, a decrease of $28.8 million, of which $23.7 million relates to sales of Businesses Sold. Marine and Equipment sales decreased 15% to $17.8 million primarily due to lower dealer demand and delayed shipments to certain international customers in September 1996. The personal watercraft business has continued the restructuring program throughout the third quarter of 1996, focusing on repairing or replacing previously manufactured inventory. No net sales were realized in the 1996 period, compared with sales of $2.0 million in the 1995 period.

            Gross profit was $3.3 million and a deficit of $8.6 million for the 1996 and 1995 periods, respectively. Gross profit in 1995 is net of $14.7 million related to the Company's restructuring of its personal watercraft business. Although the WetJet restructuring programs are largely behind the Company, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1996 as it periodically assesses the status of the WetJet restructuring programs. The effect of the Skeeter Sale and the BW Sale was to reduce gross profit of Businesses Sold by $5.5 million in 1996. Marine and Equipment businesses together produced $0.3 million lower gross profit in 1996, primarily reflecting the sales decreases compared to 1995.

             SG&A expenses, excluding headquarters expenses, were $4.0 million and $20.8 million for the 1996 and 1995 periods, respectively. SG&A expenses in 1995 included $10.6 million of charges related to the Company's restructuring of its personal watercraft business. Lower variable selling expenses at the Marine and Equipment Businesses accounted for $0.6 million of the decline. The remaining decrease of $5.6 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A expenses.

            Headquarters expenses of $0.2 million decreased from the 1995 period due to reduced charges due to the closure of the headquarters office.

            Interest and related amortization expense was less than $0.1 million, reflecting the substantial reduction of outstanding borrowing during the period compared with the 1995 period.

             The Company recorded a pre-tax loss in the 1996 and 1995 periods. Results of operations in 1996 does not include a benefit for the operating losses of the Company. In 1995, the provision reflects

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




state and local taxes and a reversal of the federal tax provision recorded for the six months ended June 30, 1995 due to the Company's loss before income taxes in the third quarter 1995.


LIQUIDITY AND CAPITAL RESOURCES

             For the nine months ended September 30, 1996 and 1995, cash (used in) provided by operating activities was ($22.4) million and $0.9 million, respectively. The Company's cash flows from operating activities in 1996 reflect the payment of restructuring liabilities in the amount of $17.3 million, operating losses and interest expense. The effect of the Skeeter Sale and the BW Sale was to reduce cash provided by operating activities by $9.8 million compared to 1995.

            The Company's net capital expenditures were $2.1 million and $4.4 million for the nine months ended September 30, 1996 and 1995, respectively. The decline reflected primarily the effect of the Skeeter Sale and lower capital expenditures at MasterCraft and WetJet.

            At September 30, 1996, the Company's outstanding debt, other than capitalized leases, was comprised of $7.5 million on borrowings from an affiliate. The decrease of $34.9 million from December 31, 1995 resulted from the repayment of debt with proceeds from the Skeeter Sale and the BW Sale, net of payments of restructuring liabilities, capital expenditures and increases in working capital.

            The Company's liquidity needs are generally for seasonal working capital needs and the funding of restructuring liabilities. The Company is currently financing its liquidity needs by borrowings from affiliates which bear interest at the prime rate. At November 12, 1996 the Company had outstanding borrowings from affiliates of $11.4 million. The Company has an outstanding standby letter of credit of approximately $1.4 million.

            In connection with the Skeeter Sale and BW Sale, the commitment under the Company Credit Agreement has been terminated. At November 12, 1996, 5,200,000 shares of the Company's common stock owned by MacAndrews & Forbes was pledged as collateral in support of obligations of an affiliate.

            The Company is assessing its current and longer-term liquidity needs. The WetJet restructuring programs, after experiencing several engineering related delays, are largely behind the Company. WetJet has advised its dealers and consumers that until the individual personal watercraft is repaired or upgraded, it should not be used or sold. Substantially all of the WetJet recall repair kits have been shipped to local dealers and management believes that the majority of them have been successfully installed in watercraft. Nevertheless, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Should the restructuring programs not succeed as planned, or cost in excess of current estimates, the Company will require additional sources of liquidity and may be required to record additional restructuring charges. The Company has commenced efforts to obtain a new credit agreement for one of its Equipment businesses. There can be no assurance that the Company will be able to consummate such a credit agreement or obtain additional sources of liquidity on satisfactory terms. Although none of the Company's affiliates are required to provide additional funding to the Company, the Company anticipates that liquidity needs, will be met by loans from affiliates.

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


SEASONALITY

            The marine and watersports industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first nine months of the year are not necessarily indicative of results that may be expected for the full year.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits
                 --------

                    See exhibit index on page 13.

             b.  Reports on Form 8-K
                 -------------------

                    None.

                                 EXHIBIT INDEX

Exhibit No.                                              Description
----------                                               -----------

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


                                                 MERIDIAN SPORTS INCORPORATED
                                                 ----------------------------
                                                         (Registrant)



November 13, 1996                            By: /s/ Irwin Engelman
                                                 -----------------------------
                                                 Irwin Engelman
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)