Form 10-K
period 1996-12-31
MERIDIAN SPORTS INC
filed 1997-03-31
CIK 926474

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1996
                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from       to
          Commission file number 0-24534
                         MERIDIAN SPORTS INCORPORATED
            (Exact name of registrant as specified in its charter)
              DELAWARE                                  13-3776096
              --------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

 100 CHEROKEE COVE DRIVE, VONORE,  TN                      37885
 ------------------------------------                      -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: 423-884-6776
          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                           on which registered
    COMMON STOCK, $.01 PAR VALUE                      NASDAQ NATIONAL MARKET


     Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the common stock of the registrant held by non-affiliates as of March 24, 1997 was $3,325,000.

        As of March 24, 1997, there were 8,000,000 shares of the registrant's common stock outstanding, of which 5,200,000 shares are held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                           INCORPORATED BY REFERENCE

        Portions of the Company's proxy statement for the Annual Meeting of Shareholders which is to be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III.

Exhibit Index begins at page 16.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                         1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                  PART I                                                                Page

Item 1.         Business ............................................................................     3
Item 2.         Properties...........................................................................     5
Item 3.         Legal Proceedings....................................................................     5
Item 4.         Submission of Matters to a Vote of Security Holders..................................     7

                                                      PART II

Item 5.         Market for Registrant's Common Equity and
                      Related Stockholder Matters....................................................     8
Item 6.         Selected Consolidated Financial Data.................................................     8
Item 7.         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................    10
Item 8.         Financial Statements and Supplementary Data..........................................    14
Item 9.         Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures......................................................    14

                                   PART III

Item 10.        Directors and Executive Officers of the Registrant...................................    15
Item 11.        Executive Compensation...............................................................    15
Item 12.        Security Ownership of Certain Beneficial Owners and Management.......................    15
Item 13.        Certain Relationships and Related Transactions.......................................    15

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K......................    16
                Signatures...........................................................................    18


                                    PART I


ITEM 1. BUSINESS

GENERAL

        Meridian Sports Incorporated ("Meridian" or the "Company") was incorporated in Delaware in 1994 in connection with an initial public offering of its common stock to succeed to the assets and liabilities of the water sports businesses then owned by Meridian Sports Holdings Inc. (the "Water Sports Businesses") and BW Sale Corp. ("BW"), formerly Boston Whaler, Inc. ("Boston Whaler"). Meridian Sports Holdings Inc. ("Old Meridian") is an indirect wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc. (together with its affiliates, "MacAndrews & Forbes").

        On October 19, 1994, the Company completed an initial public offering (the "IPO") in which it issued and sold 2,800,000 shares of its common stock. The net proceeds to the Company from the IPO were used to repay borrowings outstanding under the Company's former bank credit agreement (the "Old Meridian Credit Agreement") and certain debt payable to affiliates ("Affiliate Debt"). The IPO reduced MacAndrews & Forbes ownership of the Company to approximately 65%.

        On January 31, 1996, the Company sold all of the capital stock of its wholly-owned subsidiary Skeeter Products, Inc. ("Skeeter") to Yamaha Motor Corporation, U.S.A. ("Yamaha") pursuant to a Stock Purchase Agreement by and between Yamaha and the Company for $33.9 million, net of adjustments (the "Skeeter Sale").

        On May 31, 1996, the Company consummated a transaction with Brunswick Corporation ("Brunswick") pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW for approximately $26.2 million, net of adjustments (the "BW Sale"). The results of operations of Skeeter and Boston Whaler are included in "Businesses Sold" in the accompanying consolidated statements of operations for all periods presented through their respective sale dates.

        Meridian is an enthusiast-based sports and active recreation company which conducts its operations through MasterCraft Boat Company ("MasterCraft"), O'Brien International, Inc. ("O'Brien") and SoniForm, Inc. ("SoniForm"). It is a designer, manufacturer and marketer of specialized boats and water sports equipment targeted principally at boating, water-skiing and scuba enthusiasts and sold under such well-known brand names as MasterCraft and O'Brien.


PRODUCTS AND BUSINESSES

        The following table sets forth the net sales of the Company's principal businesses for the years ended December 31, 1996, 1995 and 1994.

                                                                           Year Ended December 31,
                                                                   ------------------------------------
                                                                     1996           1995          1994
                                                                     ----           ----          ----
                                                                               (In millions)
Marine and Equipment (MasterCraft, O'Brien and SoniForm)             $ 78.4         $ 86.5         $ 85.8
Businesses Sold (Skeeter and Boston Whaler)...................         24.0          101.4           84.7
Personal watercraft (WetJet)..................................        --              20.3           17.1
                                                                   --------        -------        -------
                                                                     $102.4         $208.2         $187.6
                                                                     ======         ======         ======

       MASTERCRAFT. Founded in 1968, MasterCraft is the leading producer of premium tournament ski boats and also produces ski-oriented recreational runabouts, principally powered by marinized fuel-injected inboard motors built by General Motors to achieve high speed and quick acceleration. MasterCraft has models ranging in size from 19 to 22 feet and sells its product through over 100 independent dealers in North America as well as throughout Europe. Models range in price from $24,000 to $34,000. MasterCraft, as part of its periodic product updates, introduced a new ProStar 190 in 1994 and in 1995, a new ProStar 205. As part of its commitment to increasing its share of the premium tournament ski boat market and broadening its product offerings, in 1997, MasterCraft expects to introduce a full range of new, upgraded products under the ProStar, MariStar and PowerStar names for tournament skiers, recreational skiers and family-oriented skiers desiring luxury, comfort and skiing characteristics in a boat. In 1996 MasterCraft also introduced an option aimed at the rapidly growing wakeboard market. This option adds weight to the back of the boat resulting in a wake which is ideal for wake boarding. MasterCraft plans to expand its presence in the family market through such new product introductions and expanded distribution through additions to and upgrading of its dealer network.

       In 1993, MasterCraft began producing personal watercraft under the WetJet brand and became the first domestic boat manufacturer to design and produce its own personal watercraft. In the third quarter 1995, the Company began a restructuring of the WetJet business. The recall and repair of WetJet manufactured prior to 1996 has been substantially completed. The Company is currently evaluating strategic alternatives for the WetJet business.

       WATER SPORTS EQUIPMENT. O'Brien, founded in 1966, produces and markets, a wide variety of water sports equipment such as water skis, wakeboards, kneeboards, towable inflatable tubes and related products. Management believes O'Brien has the leading share in the waterski equipment market. O'Brien primarily targets consumers interested in premium performance and quality products. O'Brien products are sold in a wide variety of offerings from the high-end G-4 Siege, G-4 Vengeance and G-3 Revenge slalom skis through pro shops to more basic combos such as the Performer and Celebrity through more traditional retail outlets. O'Brien also offers wakeboards including the Crow, Evil Twin and Buzz, to meet the demands of this rapidly growing part of the watersports market. The Company markets kneeboards and inflatables, including the Delta Dart and Delta Double Dart, which were introduced in 1993 to complement Le Tube. Vests, ropes, wetsuits, gloves and other accessories support O'Brien's other product offerings. The Company, through SoniForm, founded in 1969, manufactures buoyancy compensators primarily for the scuba original equipment market. SoniForm's major brand name customers include Dacor and Sherwood. The Company's products are custom manufactured for each major customer with colors, features and other functional design attributes that are believed to be important to the consumer. In 1997, SoniForm will begin offering products under its own brand names to selected markets.

MANUFACTURING

       The Company manufactures its products at three plants in the United States. The Company's facility in Vonore, Tennessee ("Cherokee Cove") manufactures MasterCraft boats. The Company's Redmond, Washington and El Cajon, California facilities manufacture the Company's waterski products and scuba products, respectively.

       The Company uses a variety of materials and products in the manufacture of its boats and other marine products. The resins used in the manufacturing of its boat hulls are available from various suppliers. Engines and other components used in the manufacture of the Company's products are produced to the Company's specifications and are available from multiple sources.

EMPLOYEES

       As of December 31, 1996, the Company employed approximately 616 people full time. None of the Company's employees are represented by unions.

       The Company believes that its relations with its employees are satisfactory and that its employees, many of whom have long experience with the Company, represent a valuable resource. Management conducts regularly scheduled meetings with its employees to inform them about developments in the Company's businesses and to respond to employee questions and concerns.

ITEM 2. PROPERTIES

       The Company's principal properties are as follows:

                                                                                                Approximate
                                                                                                 Building
                                                                                                  Square
         Location                                 Principal Use                                   Footage
         --------                                 -------------                                   -------
     Vonore, Tennessee                    Manufacturing -- MasterCraft                             156,000
     Redmond, Washington                  Manufacturing -- O'Brien                                  53,000
     El Cajon, California                 Manufacturing -- SoniForm                                 21,000


       All the above facilities are owned by the Company. The Vonore, Tennessee facility was purchased in 1993 and began production in early 1994. The Vonore, Tennessee facility is pledged as collateral under a credit facility entered into in 1997 between the Company and an affiliate (the "M&F Facility"). The O'Brien facility is pledged as collateral under a credit facility entered into in 1997 between O'Brien and a bank (the "O'Brien Credit Agreement"). The Company's facilities in Kilgore, Texas, Edgewater, Florida and Amsterdam, Netherlands were sold to third parties as part of the Skeeter Sale and BW Sale. The New York office was closed in 1996 in connection with the relocation of corporate functions to Vonore, Tennessee.


ITEM 3.  LEGAL PROCEEDINGS

       On August 29, 1996, an action known as Shelton Smith, on behalf of himself and others similarly situated v. Sunchaser Marine, MasterCraft Boat Company, Inc., WetJet, A Division of MasterCraft and Meridian Sports Incorporated, was brought in the 207th District Court of Comal County, Texas by Shelton Smith on behalf of himself and a putative nationwide class of WetJet personal watercraft consumers, asserting claims against the Company, WetJet, MasterCraft, and Sunchaser Marine, Inc. ("Sunchaser") under the Texas
Deceptive Trade Practices Act ("DTPA") and the Uniform Commercial Code for alleged breaches of express and implied warranties with respect to the sale of the WetJet personal watercraft units. The complaint also alleges that MasterCraft and/or WetJet were utilized as alter egos or mere instrumentalities of the Company. Shortly thereafter, Sunchaser, a WetJet dealer, filed a cross-action against MasterCraft, WetJet, and the Company asserting various causes of action based on allegations that the cross-defendants breached various warranties and representations relating to the dealer contract and the supply of merchantable WetJet units to the dealer. Sunchaser subsequently amended its third-party petition to add allegations on behalf of a class of all entities who were retailers, dealers or distributors of the WetJet units or who performed warranty work on the units. Sunchaser also seeks to hold Meridian liable under alter ego theories of liability. Finally, Watercraft Rentals, Inc., Randow L. Knodel and Harriet Fortson ("WaterCraft Rentals") intervened in the lawsuit and now assert, on behalf of themselves and a putative class of entities who purchased the WetJet units for purposes of renting or leasing them, causes of action for violations of the Texas DTPA, breach of express and implied warranties, and breach of contract. Watercraft Rentals, et al., also seek to hold Meridian liable under alter ego theories of liability.

       MasterCraft and WetJet have filed pleas to abate the case asserting that proper notice has not been given with respect to the DTPA claims. Meridian has filed a special appearance in the case, contending that Texas court cannot assert personal jurisdiction over Meridian. The case is presently in the early stages of discovery. Management of the Company and of MasterCraft intend to vigorously defend the claims against them.

       The Company is involved in certain other claims and legal actions arising in the ordinary course of business. The Company does not believe that the outcome of such other claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.


PRODUCT LIABILITY MATTERS

       The Company is party to various product liability lawsuits relating to its products and incidental to its business. The Company believes that many of the personal injury and damage claims brought against it arise from the misuse or misapplication of the Company's products. In such cases, the Company vigorously defends against such actions. Historically, product liability awards have not had a material impact on the Company. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. The Company believes that the ultimate conclusion of the various pending claims and lawsuits against the Company will not exceed accruals, net of insurance recoveries, for such product liability claims recorded on the consolidated balance sheet and will not have a material adverse effect on the financial condition or results of operations of the Company.

       The Company independently purchases third-party liability insurance as well as participates in insurance programs maintained by MacAndrews & Forbes, and reimburses MacAndrews & Forbes for its allocable share of the cost of such coverage. Such liability insurance is written on an occurrence basis. The Company believes that the level of coverage is adequate.

ENVIRONMENTAL MATTERS

       The Company's operations are subject to federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. Certain of the Company's operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. The Company's boat manufacturing operations involve the use of polyurethane foams, which may contain hydrochlorofluorocarbons ("HCFCs") as a blowing agent. In accordance with regulations promulgated pursuant to the Clean Air Act, the production of HCFCs will be phased out beginning in 2002. The Company is currently evaluating alternatives to the uses of HCFCs in its boats.

       The Company's boat manufacturing operations may be considered "major sources" of air emissions, particularly volatile organic compounds, under the Clean Air Act, and therefore will be required to obtain an operating permit pursuant to Title V of the 1990 Amendments to the Clean Air Act. In addition some of the facilities emit styrene, which is designated as a hazardous air pollutant, and these facilities will be subject to maximum achievable control technology ("MACT") emission standards. Compliance with MACT standards will be phased in over the next five to ten years.

       The Company believes that it has obtained all material permits and that its operations are in substantial compliance with all material applicable environmental laws and regulations. Any non-compliance with environmental laws and regulations is not likely to have a material adverse effect on the Company, its results of operations or its liquidity. Nevertheless, future events, such as changes in, or modified interpretations of, existing laws or regulations or enforcement policies may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

       Pursuant to the 1990 Amendments to the Clean Air Act, the EPA has been studying the impact of marine engines on the environment. The EPA has proposed regulations establishing air emission standards for new marine engines. To the extent that such regulations, when finally adopted, make it more costly to acquire a marine vessel and engine, such regulations could have a material adverse effect on the Company's business.

OTHER REGULATORY REQUIREMENTS

       The Company's boats must be certified as meeting U.S. Coast Guard specifications. In addition, boat safety is subject to federal regulation under the Boat Safety Act of 1971, as amended, pursuant to which boat manufacturers may be required to recall products for replacement of parts or components that have demonstrated defects affecting safety. The Company believes its operations and products are in substantial compliance with all such regulations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

       The Company's Common Stock is listed and traded on the Nasdaq National Market under the symbol "MSPO". The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for the Company's Common Stock for each fiscal quarter in 1995 and 1996.


                                                      High        Low
                                                      ----        ---
                    1996
          First Quarter.........................    $  6 7/8     $ 3 7/8
          Second Quarter........................       5 1/8       2 1/2
          Third Quarter.........................       4 1/4       1 3/8
          Fourth Quarter........................       2             3/4

                    1995
          First Quarter.........................    $  9 3/4     $ 8
          Second Quarter........................      11 1/8       8 1/4
          Third Quarter.........................      11           5 1/2
          Fourth Quarter........................       8 1/4       4 1/2



          In March 1997 the Company received notice from the Nasdaq National Market that it no longer met the requirements for continued listing on the Nasdaq National Market. It is anticipated that the Company will no longer be listed and traded on the Nasdaq National Market at some time during the second quarter 1997. As of the close of business on March 24, 1997, there were approximately 111 holders of record of the Company's Common Stock.

          The Company has not declared a cash dividend on its Common Stock in 1995 or in 1996. The Company does not anticipate that any dividends will be declared on its Common Stock in the foreseeable future. Any future declaration of dividends would be subject to the discretion of the board of directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors. Meridian receives cash distributions from its subsidiaries to finance corporate liquidity requirements. O'Brien is generally prohibited from making such distributions to Meridian by the terms of the O'Brien Credit Agreement. See Management's Discussion and Analysis of Financial Condition--Liquidity and Capital Resources.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data presented herein relate to the Water Sports Businesses, including the results of Skeeter through January 31, 1996, and, from July 30, 1993 through May 31, 1996, the results of BW. Skeeter and BW were sold on January 31, 1996 and May 31, 1996, respectively.

          The following selected consolidated financial data for the years presented in the table below were derived from the Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                               1996(A)        1995        1994       1993(B)       1992
                                               -------        ----        ----       -------       ----
HISTORICAL STATEMENTS OF OPERATIONS DATA:
Net sales ................................   $ 102,349    $ 208,188    $ 187,625    $ 122,447    $  89,499
Cost of sales (1)(c) .....................      97,678      191,241      140,192       91,642       73,024
Selling, general and
 administrative expenses (2)(c) ..........      32,742       54,209       34,450       28,657       23,485
                                             ---------    ---------    ---------    ---------    ---------
                                               (28,071)     (37,262)      12,983        2,148       (7,010)
Amortization of intangibles (3) ..........        (116)      (2,464)        (615)        (524)        (436)
Interest and related amortization expense       (1,499)      (3,449)      (4,194)      (2,327)      (1,802)
Gain on sale of businesses and
   unusual item (4) ......................      16,850         --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
(Loss) income before income taxes
   and extraordinary charge ..............     (12,836)     (43,175)       8,174         (703)      (9,248)
Provision (benefit) for income taxes .....       6,958       (5,620)       1,470          352          (27)
                                             ---------    ---------    ---------    ---------    ---------
(Loss) income before extraordinary charge      (19,794)     (37,555)       6,704       (1,055)      (9,221)
Extraordinary charge .....................       1,332         --          1,191         --           --
                                             ---------    ---------    ---------    ---------    ---------
Net (loss) income ........................   ($ 21,126)   ($ 37,555)   $   5,513    ($  1,055)   ($  9,221)
                                             =========    =========    =========    =========    =========
Earnings per common share (d):
 (Loss) income before
   extraordinary charge ..................   ($   2.47)   ($   4.69)   $    1.17    ($   0.20)   ($   1.77)
 Extraordinary charge ....................       (0.17)        --          (0.21)        --           --
                                              ---------    ---------    ---------    ---------    ---------
Net (loss) income .......................    ($   2.64)   ($   4.69)   $    0.96    ($   0.20)   ($   1.77)
                                             =========    =========    =========    =========    =========

----------

(1) In 1996 and 1995, includes restructuring charges of $18,200 and $22,581, respectively, related WetJet which include: (a) writedowns of inventory to estimated net realizable value; (b) provisions for expected warranty costs on product sold; and (c) the writedown of tooling and equipment to estimated net realizable value. In 1992, the Company recorded an unusual charge of approximately $2,832 comprised primarily of fixed asset writedowns to estimated fair market values related to the closure of a manufacturing facility.

(2) In 1996, includes a charge of $1,600 related to the relocation of the corporate office to Vonore, Tennessee. In 1996 and 1995, includes restructuring charges of $3,800 and $10,617, respectively, related to WetJet which include: (a) provisions for expected costs to ensure sell-through of products in retail dealer inventories; (b) writedowns of accounts receivable to estimated net realizable value; and (c) estimated costs of litigation.

(3) In 1995, includes a charge of $1,893 to writeoff all remaining goodwill related to WetJet.

(4)     Includes gains resulting from the Skeeter Sale of $13,289, BW
        Sale of $4,900, net of a valuation adjustment of $1,339 related to the Equipment business.


                                                                 DECEMBER 31,
                                               ------------------------------------------------
                                                1996       1995       1994       1993      1992
                                                ----       ----       ----       -----     ----
HISTORICAL BALANCE SHEET DATA (AT PERIOD END):
Total assets...............................     $44,225     $103,827   $ 117,512   $ 99,352 $52,086
Total debt (including current portion).....      19,295       42,400      35,429     48,613  26,891
Stockholders' (deficit) equity.............      (6,954)      14,258      51,884     18,266   7,451

                                                                       YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                 1996(A)      1995        1994          1993(B)     1992
                                                 ----         ----        ----         -----        ----
OTHER DATA:
Depreciation expense (c) ...........             $2,527      $ 4,379    $ 3,579      $ 2,054       $ 1,972
Capital expenditures................              2,354        5,317      7,384(e)     9,048(f)      1,968

See notes on succeeding page

(a) Includes the results of operations of Skeeter and BW through January 31, 1996 and May 31, 1996, respectively.

(b) Includes the results of operations of BW since July 30, 1993, the date of acquisition.

(c) Depreciation expense is allocated within the historical statements of operations data between cost of sales and selling, general and administrative expenses. Selling, general and administrative expenses includes fees to affiliates of $1,768, $2,034, $200, $200 and $50 for the years ended December 31, 1992 through 1996, respectively.


(d) Historical earnings per share is calculated based upon weighted average shares outstanding for the year (8,000,000 for 1996 and 1995, 5,768,000 shares for 1994 and 5,200,000 shares for 1993 and prior years.)

(e) Capital expenditures in 1994 include: approximately $900 related to the completion of the relocation to Cherokee Cove and approximately $800 related to the completion of O'Brien's plant reorganization.

(f) Capital expenditures in 1993 include: approximately $4,600 related to the acquisition of Cherokee Cove, approximately $900 for the initial tooling and machinery purchases at WetJet and approximately $200 related to the reorganization of O'Brien's manufacturing facility.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

        Net sales were $102.4 million and $208.2 million for 1996 and 1995, respectively, a decrease of $105.8 million, of which $77.4 million relates to sales of Businesses Sold. Marine and Equipment sales decreased 9% to $78.4 million primarily because of lower dealer demand for the Company's Marine products. The lower dealer demand resulted from higher than desired dealer inventory levels. The effect of high dealer inventory levels was accentuated due to generally unfavorable weather conditions during the selling season in 1996. Sales of Businesses Sold decreased from $101.4 million in 1995 to $24.0 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996 and the BW Sale on May 31, 1996. The personal watercraft business continued implementing the restructuring program throughout 1996 and continues to focus on repairing previously manufactured product and selling it through to retail consumers. No net sales were realized in 1996, compared with net sales of $20.3 million in 1995.

        Gross profit was $4.7 million and $17.0 million for the 1996 and 1995 periods, respectively, a decrease of $12.3 million. Gross profit in 1996 and 1995 is net of $18.2 million and $22.6 million, respectively, related to the Company's restructuring of its personal watercraft business. The restructuring charge in 1996 reflects a revision of management's estimate to repair previously manufactured product, reflecting the cost of additional warranty parts and labor and lower estimates on realizable value of inventories. Although the WetJet restructuring programs are largely behind the Company, there can be no assurance that the restructuring programs will succeed as planned or that management's estimates of the cost of the restructuring programs will not be exceeded. Consequently, the Company may record additional restructuring charges related to WetJet during 1997 as it periodically assesses the status of WetJet restructuring programs. Gross profit of the Company was reduced by $17.0 million in 1996 due to less than a full year's results of operations of Businesses Sold being included in the consolidated results of operations of the Company. Marine and Equipment businesses together produced $16.9 million of gross profit in both 1996 and 1995 as declines in sales were offset by improvements in material usage and reduced warranty spending.

        Selling, general and administrative expenses ("SG&A"), excluding headquarters expenses, were $29.0 million and $50.5 million for 1996 and 1995, respectively. SG&A in 1996 and 1995 included $3.8 million and $10.6 million, respectively, of charges related to the Company's restructuring of its personal watercraft business. Such charges include: (i) provisions for management's estimate of expected costs to ensure sell-through of products in retail dealer inventories; (ii) writedowns of accounts receivable to estimated net realizable value; and (iii) estimated costs of litigation. Marine and Equipment businesses recorded $0.9 million lower variable SG&A related to the lower sales levels. The remaining decrease of $13.8 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A.

        Headquarters expenses in 1996 included a one-time charge of $1.6 million related to the closure of the New York headquarters office and the relocation of the headquarters function to Vonore, Tennessee. Headquarters expenses of $2.2 million, excluding such one-time charge, decreased from $3.7 million in 1995 due to lower compensation expense and reduced costs related to the closure of the headquarters office.

        Interest and related amortization expense of $1.5 million in 1996 was approximately $1.9 million below 1995 levels due to the effect of lower outstanding borrowings.

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

        The Company recorded an income tax provision (benefit) of $7.0 million and ($5.6) million in 1996 and 1995, respectively. The income tax provision in 1996 principally includes the establishment of a valuation allowance against previously recorded deferred tax assets and a state and local provision related to the Skeeter Sale and BW Sale. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $14.4 million recognized in connection with the Skeeter Sale and BW Sale. In 1995, the Company recorded a federal tax benefit of $5.9 million on its loss for the year to the extent that it projected income before income taxes in 1996, due to the expected gain from the Skeeter Sale. In 1995, the income tax provision includes state and local taxes.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

        Net sales were $208.2 million and $187.6 million for 1995 and 1994, respectively, an increase of $20.6 million, or 11%. Marine and Equipment sales of $86.5 million were $0.7 million, or 1%, above 1994 levels as Equipment sales were $2.5 million above 1994 levels, largely offset by a 36% decline in Marine sales during the fourth quarter of 1995 as MasterCraft deliberately reduced production to balance field inventories at dealers. Net sales of businesses sold were $101.4 million in 1995, $16.7 million, or 20%, greater than in 1994. Sales of personal watercrafts increased 19% to $20.3 million.

        Gross profit was $17.0 million and $47.5 million for 1995 and 1994, respectively, a decrease of $30.5 million, or 64%. Gross profit in 1995 is net of $22.6 million related to the Company's restructuring of its personal watercraft business. In 1995, the Company experienced extensive operating problems at WetJet. The Company engaged engineering experts to resolve the operating problems. A restructuring charge recorded in cost of sales included:
(i) a writedown of inventories to estimated net realizable value; (ii) provisions for expected warranty costs on models sold; and (iii) the writedown of tooling and equipment to estimated net realizable value. The restructuring provision reflected management's estimates at the time to repair or replace previously manufactured product.

        Marine and Equipment gross profit decreased by $6.5 million, or 28%, in 1995 to $16.8 million. Manufacturing inefficiencies, labor and material usage inefficiencies related to fluctuating volume and mix, higher overhead spending, higher promotional discounts as a percentage of sales and unfavorable overhead absorption caused by reduced volume in the fourth quarter produced the gross profit decline. The operating problems at WetJet negatively affected the results at the Company's Marine business as management attention was directed to identifying and solving WetJet's issues. Businesses sold produced gross profit of $23.0 million in 1995, an increase of $1.2 million over 1994. The higher gross profit was a result of higher Skeeter's sales offset, in part, by higher warranty costs, higher material usage and labor inefficiencies.

        SG&A, excluding headquarters expenses, were $50.5 million and $31.7 million in 1995 and 1994, respectively. SG&A in 1995 included $10.6 million of restructuring charges related to the personal watercraft business. Such charges included: (i) a provision for management's estimate of expected costs to ensure sell-through of products in retail dealer inventories; and (ii) a writedown of accounts receivable to estimated net realizable value.

        Marine and Equipment SG&A increased by $3.5 million, or 23%, in 1995 to $18.8 million primarily due to increased advertising, promotional and floorplan subsidy expenses, as well as to legal expenses incurred to successfully defend product liability claims. Businesses sold SG&A increased by $3.7 million, or 28%, in 1995 to $17.0 million primarily due to higher variable selling expenses, higher floorplan subsidies and increased cooperative and other advertising costs.

        Headquarters expenses increased by $0.9 million in 1995 to $3.7 million primarily due to additional insurance and other costs associated with being a publicly traded company.

        Amortization of intangibles included $1.9 million of restructuring changes for the writeoff of all goodwill and intangibles of the personal watercraft business. Excluding the effect of such restructuring charges, amortization in both 1995 and 1994 was $0.6 million.

        Interest and related amortization expense of $3.4 million was $0.8 million lower than the 1994 amount due to lower average borrowings and lower amortization of deferred financing costs, partially offset by higher interest rates.

        The effective tax rate for 1995 and 1994 was (13.0%) and 18.0%, respectively. In 1995, the Company recorded a federal tax benefit of $5.9 million on its loss for the year to the extent that it projected income before income taxes in 1996, due to the gain expected from the Skeeter Sale. In 1995 and 1994, provisions were recorded for state and local taxes. The deferred federal tax provision in 1994 relates to the utilization of purchased basis differences arising from the acquisition of Boston Whaler. The federal provision includes a provision for alternative minimum taxes and, for the post-IPO period, reflects the effect of being excluded from the consolidated income tax return of MacAndrews & Forbes.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's net cash flows from operating activities were ($31.9) million, ($4.3) million and ($9.6) million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's cash flows from operating activities in 1996 and 1995 reflect cash used to fund operating losses and interest expense and the payment of $23.0 million in 1996 and $4.1 million in 1995, of WetJet and corporate restructuring liabilities.

            The Company's net capital expenditures were $2.4 million, $5.3 million and $5.9 million in the years ended December 31, 1996, 1995 and 1994, respectively. Capital expenditures in 1996 were $0.2 million less than depreciation as the Company curtailed capital spending. Capital expenditures in 1995 slightly exceeded depreciation expense due to the retooling of the WetJet product line and the addition of molds to expand capacity in the boat businesses. Capital expenditures in the 1994 period included expenditures related to the completion of the relocation of the Cherokee Cove facility of $0.9 million and O'Brien's plant reorganization of $0.8 million. Capital expenditures during these periods were funded by bank financings and loans from affiliates and, prior to the IPO, contributions from MacAndrews & Forbes. The Company anticipates that its capital expenditures requirements in 1997 and 1998 will approximate its then annual depreciation expense. Floor plan interest charges vary with sales levels, interest rates and credit availability to dealers.

           At December 31, 1996, total debt was approximately $19.3 million, which amount represents a $23.1 million decrease from December 31, 1995. The Company's working capital requirements are currently funded by borrowings from an affiliate and borrowings under the O'Brien Credit Agreement. O'Brien is generally prohibited from making distributions to Meridian by the terms of the O'Brien Credit Agreement. Upon achieving certain cash flow levels, O'Brien may make distributions to the Company. In 1995 and 1996, through May 31, 1996, the Company's working capital and other requirements were funded by borrowings under a bank credit agreement, which was effectively terminated subsequent to the BW Sale, and borrowings from an affiliate. In 1994, through the IPO, the Company's working capital and other requirements were funded by borrowings under the a former bank credit agreement and borrowings from affiliates. In addition, in 1994 MacAndrews & Forbes forgave certain intercompany indebtedness of the Company in connection with the IPO.

       The Company is currently assessing its liquidity needs, both immediate and longer-term. In March 1997, the Company entered into the O'Brien Credit Agreement to finance the operations, including seasonal working capital needs, of O'Brien. As of March 26, 1997, outstanding borrowings from affiliates were approximately $18.4 million. In March 1997, the Company entered into a credit agreement with an affiliate (the "M&F Facility") to refinance existing borrowings from affiliates, and to finance the operations, including seasonal working capital needs, and restructuring liabilities of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30 million, bears interest at the prime rate plus 1% and matures at December 1, 1998. Borrowings under the M&F Facility are guaranteed by the subsidiaries of the Company (other than O'Brien) and a pledge of Cherokee Cove. Although none of the Company's affiliates are required to provide funding to the Company other than pursuant to the M&F Facility, the Company anticipates that additional liquidity needs, if any, will be met by additional loans from affiliates.

SEASONALITY AND BACKLOG

        The marine industry is seasonal, with retail sales generally strongest in the months of January through July. Between July and December, manufacturers' shipments depend on dealer restocking activity and requests for new season models presented at trade shows and through promotional programs. As a result of this seasonality, the Company generally has achieved its largest sales volume, excluding the effect of acquisitions and WetJet, in the second quarter. New product introductions and fluctuations in demand due to the popularity of the Company's products may also contribute to quarterly or other periodic fluctuations. In 1995, unfavorable climate and an uncertain economy in the second quarter caused some delay in marine sales until the third quarter. In the fourth quarter of 1995, MasterCraft deliberately reduced production to balance field inventories at dealers. In 1994, the increased production levels of WetJets and new product introductions by Skeeter and BW caused the fourth quarter to be the strongest quarter.

       The following table sets forth net sales for each quarter from January 1, 1994 through December 31, 1996 (in millions) and includes the results of Skeeter through January 31, 1996, and, from July 30, 1993 through May 31, 1996, the results of BW. Skeeter and BW were sold on January 31, 1996 and May 31, 1996, respectively. Marine and Equipment includes MasterCraft, O'Brien and SoniForm; businesses sold includes Skeeter and BW; personal watercraft includes WetJet.

                                                                               1996
                                                   -------------------------------------------------------------
                                                      1Q             2Q            3Q            4Q       TOTAL
                                                      --             --            --            --       -----
Marine and Equipment......................           $19.4          $23.1         $17.8        $18.1      $ 78.4
Businesses sold ..........................            14.2            9.8        --            --           24.0
                                                    ------          -----        ------        -----      ------
                                                     $33.6          $32.9         $17.8        $18.1      $102.4
                                                     =====          =====         =====        =====      ======


                                                                               1995
                                                     ------------------------------------------------------------
                                                      1Q              2Q           3Q            4Q         TOTAL
                                                      --              --           --            --         -----
Marine and Equipment......................           $24.6          $23.1         $20.9        $17.9        $86.5
Businesses sold ..........................            24.6           27.3          23.7         25.8        101.4
Personal watercraft.......................            10.0            8.3           2.0         ---          20.3
                                                     -----         ------         -----       ------       ------
                                                     $59.2          $58.7         $46.6        $43.7       $208.2
                                                     =====          =====         =====        =====       ======


                                                                               1994
                                                     --------------------------------------------------------------
                                                      1Q             2Q            3Q            4Q         TOTAL
                                                      --             --            --            --         -----
Marine and Equipment......................           $19.6          $24.9         $18.6        $22.7        $85.8
Businesses sold ..........................            19.1           23.3          19.2         23.1         84.7
Personal watercraft.......................             3.1            2.8           3.6          7.6         17.1
                                                     -----          -----        ------       ------      -------
                                                     $41.8          $51.0         $41.4        $53.4       $187.6
                                                     =====          =====         =====        =====       ======

-----------
       At December 31, 1996 and 1995, the Company had order backlog for its boats and equipment of approximately $15 million and $17 million (which excludes backlog of Businesses Sold), respectively.

INFLATION

       In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company during the past three years.

FORWARD-LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contain in this Form 10-K, specifically, the anticipation of future results, are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are customer's acceptance of the Company's new model year products, the ability of boat dealers to obtain financing for their purchases of boats and the success of the WetJet restructuring plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See the consolidated financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedule on Page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                   PART III

        The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1997 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

        (a)(1) and (2) Financial Statements and Schedule.

                    See Index to Financial Statements and Schedule which appears on page F-1 herein.

        (3)     Exhibits

      Exhibit   No. Description
      ------    ---------------

        2.1 Stock Purchase Agreement by and between Yamaha and the Company dated January 22, 1996. (Incorporated by reference to Exhibit 1 to Form 8-K dated February 14, 1996)

        2.2 Amendment No. 1 to Stock Purchase Agreement by and between Yamaha and the Company dated January 31, 1996. (Incorporated by reference to Exhibit 2 to Form 8-K dated February 14, 1996)

        2.3 Asset Purchase Agreement, dated March 29, 1996, among Brunswick Corporation, Boston Whaler, Inc. and the Company. (Incorporated by reference to Exhibit 2.3 to Form 10-K for the year ended December 31, 1995)

        3.1 Certificate of Incorporation of the Company. (Incorporated by reference from Form S-1 dated July 7, 1994)

        3.1.1 Certificate of Amendment of the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 22, 1994. (Incorporated by reference to Exhibit 3.1.1 to Amendment No.1 to Form S-1 dated September 21, 1994)

        3.2     By-laws of the Company. (Incorporated by reference to Exhibit
                3.2 to Form S-1 dated July 7, 1994)

        4.1     Articles of Incorporation of the Company. (See Exhibit 3.1)

        4.2     By-laws of the Company. (See Exhibit 3.2)

        10.1 Revolving Credit and Reimbursement Agreement, dated as of August 27, 1993, among Meridian Sports Incorporated and NationsBank of North Carolina, as Lender and as Agent. (Incorporated by reference to Exhibit 10.1 to Form S-1 dated July 7, 1994)

        10.2 Amendment No.1 to Revolving Credit and Reimbursement Agreement, dated as of December 29, 1993, between Meridian Sports Incorporated and NationsBank of North Carolina, as Agent. (Incorporated by reference to Exhibit 10.2 to Form S-1 dated July 7, 1994)

        10.3 Credit Facilities and Reimbursement Agreement among the Company and NationsBank of North Carolina, National Association, and Credit Suisse, as Lenders and Co-Arrangers, and NationsBank of North Carolina, National Association, as Agent. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1994)

        10.4 Amendment #1 to Credit Facilities and Reimbursement Agreement among the Company and NationsBank, National Association (Carolinas), and Credit Suisse and Fleet Bank dated April 26, 1995. (Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1995)

      Exhibit No.   Description
      ----------    -----------

        10.5 Amendment #2 to Credit Facilities and Reimbursement Agreement among the Company and NationsBank, National Association, and Credit Suisse and Fleet Bank dated January 19, 1996 (Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1995)

        10.6 Letter Agreement between the Company and NationsBank, National Association, Credit Suisse and Fleet Bank dated January 8, 1996 (Incorporated by reference to exhibit 10.6 to Form 10-K for the year ended December 31, 1995)

        10.7 Subordinated Revolving Credit Agreement between the Company and Revlon Group Incorporated dated as of January 11, 1996 (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1995)

        10.8    Supplemental Medical Plan (Incorporated by reference to
                Exhibit 10.4 to Form S-1 dated July 7, 1994)

        10.9    1994 Executive Bonus Plan (Incorporated by reference to
                Exhibit 10.5 to Form S-1 dated July 7, 1994)

        10.10   1995 Executive Bonus Plan. (Incorporated by reference to
                Exhibit 10.10 to Form 10-K for the year ended December 31,
                1995)

        10.11 Meridian Sports Incorporated 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Amendment No.1 to Form S-1 dated September 21, 1994)

        10.12 Registration Rights Agreement between Old Meridian and Meridian Sports Incorporated. (Incorporated by reference to
                Exhibit 10.13 to Form 10-K for the year ended December 31,
                1994)

        10.13 Cross-Indemnification Agreement Between National Health Care Group, Inc. and Meridian Sports Incorporated. (Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1994)

        10.14 Tax Indemnification Agreement among Mafco Holdings Inc., MacAndrews & Forbes Holdings Inc., New Coleman Holdings Inc., Old Meridian, Meridian Sports Incorporated and the Subsidiaries of Meridian Sports Incorporated. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1994)

        10.15 Services Agreement between Old Meridian and Meridian Sports Incorporated. Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1994)

        10.16 Revolving Credit and Security Agreement between The Bank of New York Commercial Corporation and O'Brien International, Inc. dated as of March 17, 1997. (*)

        10.17 Revolving Credit Agreement between the Company and Revlon Group Incorporated dated March 28, 1997.

        21.1    List of Subsidiaries of the Registrant. (*)

        24.1    Powers of Attorney. (*)



(*) Filed herewith

(b) There were no reports on Form 8-K filed in the fourth quarter of 1996.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MERIDIAN SPORTS INCORPORATED
                                            (Registrant)



Date:     March 28, 1997                By:  /s/ J. Eric Hannson
      -----------------------------         ------------------------------
                                            J. Eric Hanson
                                            President and Chief Executive
                                            Officer; Director

Date:     March 28, 1997                 By: /s/ Irwin Engelman
     -------------------------------         --------------------------------
                                            Irwin Engelman
                                            Chief Financial Officer(Principal
                                            Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:       March 28, 1997               By: Ronald O. Perelman*
     -------------------------------        -------------------------------
                                             Ronald O. Perelman
                                             Chairman of the Board and Director


Date:      March 28, 1997                By: Jerry W. Levin*
     -------------------------------         ---------------------------------
                                             Jerry W. Levin
                                             Director

Date:       March 28, 1997               By: John P. Murray, Jr.*
     -------------------------------         ---------------------------------
                                             John P. Murray,  Jr.
                                             Director

Date:       March 28, 1997               By: George Napier*
     -------------------------------         ---------------------------------
                                             George Napier
                                             Director

Date:       March 28, 1997               By: Martin D. Payson*
     -------------------------------         --------------------------------
                                             Martin D. Payson
                                             Director

Date:      March 28, 1997                By: Bruce Slovin*
     -------------------------------         --------------------------------
                                             Bruce Slovin
                                             Director


*   Executed on behalf of the named director pursuant to a power of attorney.


Date:       March 28, 1997               By: /s/Thomas E. Kohut
     -------------------------------         --------------------------------
                                             Thomas E. Kohut
                                             Attorney-in-fact

                          ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(A)(1) AND (2) AND (D)
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                         YEAR ENDED DECEMBER 31, 1996

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES



                                                                                                      Page

        The following consolidated financial statements of Meridian Sports
        Incorporated and Subsidiaries are included in Item 8:

         Report of Independent Auditors..............................................................  F-2

         Consolidated Balance Sheets as of December 31, 1996 and 1995................................  F-3

         Consolidated Statements of Operations
           for the years ended December 31, 1996, 1995 and 1994......................................  F-4

         Consolidated Statements of Stockholders' (Deficit) Equity
           for the years ended December 31, 1996, 1995 and 1994......................................  F-5

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1996, 1995 and 1994......................................  F-6

         Notes to Consolidated Financial Statements..................................................  F-7


        The following consolidated financial statement schedule of Meridian
        Sports Incorporated and Subsidiaries is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts and Reserves................................ F-22



       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Meridian Sports Incorporated


        We have audited the accompanying consolidated balance sheets of Meridian Sports Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Sports Incorporated and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                           ERNST & YOUNG LLP




New York, New York
March 28, 1997

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)




                                                                                        December 31,
                                                                                 -------------------------
ASSETS                                                                               1996         1995
                                                                                    ------        -----
Current assets:
   Cash                                                                             $   1,968    $   1,937
   Accounts receivable, net of allowances of
      $2,578 and $2,681, respectively                                                   8,467       20,943
   Inventories                                                                         15,537       27,533
   Prepaid expenses and other                                                           3,152        7,836
                                                                                    ---------    ---------
      Total current assets                                                             29,124       58,249

Property, plant and equipment, net                                                     13,243       29,797
Intangible and other assets, net                                                        1,858       15,781
                                                                                    ---------    ---------
                                                                                    $  44,225    $ 103,827
                                                                                    =========    =========



LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Current portion of long-term debt                                                $      13    $  42,400
   Accounts payable                                                                     6,487       18,479
   Accrued expenses and other current liabilities                                      23,139       25,594
                                                                                    ---------    ---------
      Total current liabilities                                                        29,639       86,473

Long-term debt                                                                         19,282
Other liabilities                                                                       2,258        3,096

Commitments and contingencies

Stockholders' (deficit) equity:
   Preferred stock, par value $0.01 per share; 10,000,000
      shares authorized; no shares issued and outstanding
   Common stock, par value $0.01 per share; 50,000,000 shares
      authorized; 8,000,000 shares issued and outstanding                                  80           80
   Additional paid-in capital                                                         131,951      131,951
   Accumulated deficit                                                               (138,985)    (117,859)
   Cumulative translation adjustment                                                        0           86
                                                                                    ---------    ---------
      Total stockholders' (deficit) equity                                             (6,954)      14,258
                                                                                    ---------    ---------
                                                                                    $  44,225    $ 103,827
                                                                                    =========    =========

                See Notes to Consolidated Financial Statements

                                   MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Dollars in thousands, except share data)



                                                             Year Ended December 31,
                                                     ---------------------------------------
                                                        1996          1995          1994
                                                        ----          ----          ----
Net sales:
  Marine and Equipment                                $  78,362    $  86,458    $  85,754
  Businesses sold                                        23,987      101,427       84,785
  Personal watercraft                                         0       20,303       17,086
                                                      ---------    ---------    ---------
                                                        102,349      208,188      187,625
                                                      ---------    ---------    ---------
Costs and expenses:
Cost of sales:
  Marine and Equipment                                   61,480       69,646       62,451
  Businesses sold                                        17,998       78,410       62,937
  Personal watercraft (reflects $18,200 in 1996 and
      $22,581 in 1995 related to restructuring)          18,200       43,185       14,804
                                                      ---------    ---------    ---------
                                                         97,678      191,241      140,192
                                                      ---------    ---------    ---------
Selling, general and administrative expenses:
  Marine and Equipment                                   17,830       18,781       15,234
  Businesses sold                                         5,309       17,003       13,324
  Personal watercraft (reflects $3,800 in 1996 and
      $10,617 in 1995 related to restructuring)           5,800       14,712        3,112
  Headquarters expenses (1996 amount reflects
      $1,600 related to restructuring)                    3,803        3,713        2,780
                                                      ---------    ---------    ---------
                                                         32,742       54,209       34,450
                                                      ---------    ---------    ---------
Amortization of intangibles (1995 amount reflects
      $1,893 related to restructuring)                     (116)      (2,464)        (615)
Interest and related amortization expense                (1,499)      (3,449)      (4,194)
Gain on sale of businesses and unusual item              16,850
                                                      ---------    ---------    ---------

(Loss) income before income taxes and
      income taxes and extraordinary charge             (12,836)     (43,175)       8,174
Provision (benefit) for income taxes                      6,958       (5,620)       1,470
                                                      ---------    ---------    ---------
(Loss) income before extraordinary charge               (19,794)     (37,555)       6,704
Extraordinary charge                                      1,332                     1,191
                                                      ---------    ---------    ---------
Net (loss) income                                     ($ 21,126)   ($ 37,555)   $   5,513
                                                      =========    =========    =========

Earnings per common share:
   (Loss) income before extraordinary charge          ($   2.47)   ($   4.69)   $    1.17
   Extraordinary charge                                   (0.17)                    (0.21)
                                                      ---------    ---------    ---------
   Net (loss) income                                  ($   2.64)   ($   4.69)   $    0.96
                                                      =========    =========    =========

Weighted average shares outstanding (000s)                8,000        8,000        5,768
                                                      =========    =========    =========


                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   (Dollars in thousands, except share data)



                                                              Additional                         Cumulative
                                             Common            Paid-in        Accumulated       Translation
                                              Stock            Capital          Deficit         Adjustment          Total
                                             ------           ----------      -----------       -----------         -----
December 31, 1993                                $52          $104,031         ($85,817)               $0          $18,266
Net income                                                                        5,513                              5,513
Capital contributions prior to IPO                                 320                                                 320
Proceeds from IPO                                 28            27,600                                              27,628
Currency translation adjustment                                                                       157              157
                                                 ---          ---------       ----------             -----        ---------
December 31, 1994                                 80           131,951          (80,304)              157           51,884
Net loss                                                                        (37,555)                           (37,555)
Currency translation adjustment                                                                       (71)             (71)
                                                 ----         ---------       ----------             -----         --------
December 31, 1995                                 80           131,951         (117,859)               86           14,258
Net loss                                                                        (21,126)                           (21,126)
Currency translation adjustment                                                                       (86)             (86)
                                                 ----         ---------       ----------              ----         --------
December 31, 1996                                $80          $131,951        ($138,985)               $0          ($6,954)
                                                 ====         =========       ==========              ====         ========


                See Notes to Consolidated Financial Statements

                          MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)



                                                                            Year Ended December 31,
                                                                      -----------------------------------
                                                                         1996        1995          1994
                                                                         ----        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       ($21,126)   ($37,555)   $  5,513
                                                                        --------    --------    --------

Adjustments to reconcile net (loss) income to net cash flows from operating activities:
      Depreciation and amortization                                        2,777       5,297       4,885
      Gain on sales of businesses, net of income taxes                    (9,892)
      Restructuring charges                                               23,600      35,091
      Extraordinary charge                                                 1,332                   1,191
      Change in assets and liabilities:
         Decrease (increase) in receivables                                1,326         443      (6,165)
         Increase in inventories                                          (1,705)     (4,457)    (11,431)
         (Decrease) increase in accounts payable and accrued expenses     (6,034)      4,542         599
         Payment of restructuring liabilities                            (22,988)     (4,108)
         Other, net                                                          822      (3,533)     (4,224)
                                                                        --------    --------    --------
                                                                         (10,762)     33,275     (15,145)
                                                                        --------    --------    --------
Net cash flows from operating activities                                 (31,888)     (4,280)     (9,632)
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold                        58,411
Capital expenditures                                                      (2,354)     (5,317)     (7,384)
Disposals of property, plant and equipment                                                         1,497
Other, net                                                                   (20)        (51)       (239)
                                                                        --------    --------    --------
Net cash flows from investing activities                                  56,037      (5,368)     (6,126)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                         (43,363)      6,971      10,435
Increase (decrease) in borrowings from affiliates                         19,245                 (21,085)
Net proceeds from IPO                                                                             27,628
Net capital contributions prior to IPO                                                               320
                                                                        --------    --------    --------
Net cash flows from financing activities                                 (24,118)      6,971      17,298
                                                                        --------    --------    --------

Net increase (decrease) in cash                                               31      (2,677)      1,540
Cash at beginning of period                                                1,937       4,614       3,074
                                                                        --------    --------    --------
Cash at end of period                                                   $  1,968    $  1,937    $  4,614
                                                                        ========    ========    ========



                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.  BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

        Meridian Sports Incorporated (formerly New Meridian Sports Incorporated, "Meridian", or the "Company") was formed in June 1994 to succeed to the assets and liabilities of the water sports businesses then owned by Meridian Sports Holdings Inc. (formerly Meridian Sports Incorporated) ("Old Meridian") and BW Sale Corp. ("BW"), formerly Boston Whaler, Inc. ("Boston Whaler"). The transfers of such businesses to the Company were accounted in a manner similar to a pooling of interests. As a result of an initial public offering of its common stock (the "IPO") in October 1994, the Company is a 65% indirectly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. (together with its affiliates, "MacAndrews & Forbes"). Accordingly, the consolidated financial statements of the Company reflect MacAndrews & Forbes' historical basis of accounting for the water sports businesses and BW.

        On January 31, 1996, the Company sold all of the capital stock of its wholly owned subsidiary Skeeter Products, Inc. ("Skeeter") to Yamaha Motor Corporation, U.S.A. ("Yamaha") for approximately $33,900, net of adjustments (the "Skeeter Sale"). (See Note 2.) The results of operations of Skeeter are included in "Businesses Sold" in the accompanying consolidated statements of operations for all periods presented through the date of the Skeeter Sale.

        On May 31, 1996, the Company consummated a transaction with Brunswick Corporation ("Brunswick") pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW for approximately $26,155, net of adjustments (the "BW Sale"). (See Note 2.) The results of operations of BW are included in "Businesses Sold" in the accompanying consolidated statements of operations for all periods presented through the date of the BW Sale.

        The Company is an enthusiast-based sports and active recreation company which conducts its operations through its wholly owned subsidiaries MasterCraft Boat Company, O'Brien International, Inc. ("O'Brien") and SoniForm, Inc. It is a designer, manufacturer and marketer of specialized boats and water sports equipment targeted principally at boating, water-skiing and scuba enthusiasts and sold under such well-known brand names as MasterCraft and O'Brien.


2.  DISPOSALS OF BUSINESSES, UNUSUAL ITEM AND EXTRAORDINARY ITEMS

        On January 31, 1996, the Company sold Skeeter to Yamaha pursuant to a Stock Purchase Agreement by and between Yamaha and the Company for $37,500, subject to an adjustment based on the final determination of the net assets sold to Yamaha. The final purchase price was approximately $33,900. The proceeds of the Skeeter Sale were used to repay indebtedness of the Company. The Skeeter Sale resulted in a pre-tax gain of $13,289, net of a goodwill writeoff of $10,094.

        On May 31, 1996, the Company consummated a transaction with Brunswick pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW for $26,705, subject to adjustment based on the final determination of the net assets sold to Brunswick. The final purchase price was $26,155, of which $1,250 is held in escrow through May 1998. The proceeds of the BW Sale were used to repay indebtedness of the Company. The BW Sale resulted in a pre-tax gain of $4,900. The Company also

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



recorded, in 1996, a valuation adjustment of $1,339 related to its Equipment businesses. Due to the permanent commitment reduction in 1996 under the Company's then existing credit agreement with a group of banks (the "Company Credit Agreement") (see Note 10) as a result of the Skeeter Sale and BW Sale, the Company recorded an extraordinary charge of $1,332 to writeoff all remaining deferred financing costs. In 1994, the Company refinanced a former bank credit agreement (the "Old Meridian Credit Agreement") and accordingly recorded an extraordinary charge of $1,191 to writeoff related deferred financing costs.

3.  RESTRUCTURING


       In the third quarter of 1995, the Company determined the need to restructure its personal watercraft business ("WetJet"). In 1995, the Company recorded a provision for the then estimated cost of the restructuring program. In 1996, the Company recorded additional provisions to reflect revisions to its earlier cost estimates due, in part, to (i) unanticipated delays in implementing the restructuring program and (ii) a longer than anticipated period of time required to complete the execution of the restructuring program. Such additional time requirements coincided with a general deterioration in the overall market for personal watercraft and resulted in the Company's offering of more costly incentives to facilitate the sell-through of product in retail dealer inventories. The Company recorded charges in cost of sales of $18,200 and $22,581 in 1996 and 1995, respectively, which include: (i) writedowns of inventory to estimated net realizable value; (ii) provisions for expected warranty costs on models sold; and (iii) writedowns of tooling and equipment to estimated net realizable value. Additionally, the Company recorded charges in selling, general and administrative expenses of $3,800 and $10,617 in 1996 and 1995, respectively, which include: (i) provisions for expected costs to ensure sell-through of products in retail dealers inventories; (ii) writedowns of accounts receivable to estimated net realizable value; and (iii) estimated costs of litigation related to the personal watercraft business. In addition, the Company recorded a charge of $1,893 in 1995 to writeoff all remaining goodwill related to the personal watercraft business. Although the Company has largely completed the restructuring program, there can be no assurance that management's estimates of the cost of the restructuring program will not be exceeded.

       In 1996, the Company recorded in headquarters expenses a one-time charge of $1,600 comprised primarily of severance costs related to the closure of its New York corporate office and the relocation of the headquarters function to Vonore, Tennessee.


4. SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation:

        The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


        Revenue Recognition:

        The Company recognizes net sales upon shipments of merchandise when title and all other incidents of ownership transfer have been completed. Net sales are comprised of gross sales less expected customer returns and allowances.

        Financial Instruments with Off-Balance-Sheet Risk:

        Outstanding letters of credit aggregated approximately $1,776 and $2,959 at December 31, 1996 and 1995, respectively, of which trade and standby letters of credit aggregating $1,739 are cash collateralized. Trade receivables for boats sold to dealers are generally collateralized by the related boat inventory or letters of credit. Sales made through floor plan arrangements transfer substantially all credit risk to the financing entity. (See Note 14.)

        Concentrations of Credit Risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the Company's floor plan arrangements, the use of trade letters of credit and the large and diversified nature of the Company's customer base, which includes customers located throughout the entire United States as well as several international customers.

        Fair Value of Financial Instruments:

        The carrying amount of the Company's borrowings from affiliates approximates its fair value.

       Property, Plant and Equipment:

       Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of three to forty years. Leasehold improvements are amortized over their estimated useful lives or terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

       Intangibles:

       At December 31, 1995, intangibles was comprised primarily of goodwill of $14,436 which was being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization aggregated $2,281 at December 31, 1995. In connection with the restructuring of WetJet, the Company, in 1995, recorded a charge to writeoff all remaining goodwill related to the personal watercraft business. All other goodwill was written off in connection with the Skeeter Sale and BW Sale in 1996. Deferred financing costs of $900 were incurred in 1995 in connection with the establishment of and amendments to the Company Credit Agreement. Accumulated amortization of such deferred financing costs was $333 at December 31, 1995. Such costs were amortized over the original term of the related credit agreement. All unamortized deferred financing costs, including such costs incurred in 1996, related to such credit agreement were written off in 1996. (See Note 2.)

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


        Impairment of Long-Lived Assets:

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in 1996. The effect of the adoption was not material.

        Stock-Based Compensation:

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at date of the grant over the amount an employee must pay to acquire the stock. (See Note 13.)

        Income Taxes:

        Prior to the IPO, the Company was included in the consolidated federal income tax return and certain state income tax returns of MacAndrews & Forbes. Subsequent to the IPO, the Company has filed its own tax returns. Federal and state income taxes are provided as if the Company filed its own income tax returns.

        The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws.

        Floor Plan Reimbursement Costs:

        The Company may enter into various programs whereby it agrees to reimburse its dealers for certain floor plan interest costs incurred by such dealers for limited periods of time, in accordance with industry practice. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        Research and Development:

        Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1996, 1995 and 1994 were $1,795, $3,254 and $2,618 respectively.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


        Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        The accruals established for the WetJet restructuring are based on management's estimates of the costs of the restructuring programs. The restructuring programs are currently being implemented. Should these programs not succeed as expected, the actual costs may exceed the current estimates. Consequently, the Company may record additional restructuring charges related to WetJet during 1997 as it periodically assesses the status of the WetJet restructuring programs.


5.      INITIAL PUBLIC OFFERING

        On October 19, 1994, the Company completed an initial public offering in which it issued and sold 2,800,000 shares of its common stock for $11.00 per share. The proceeds, net of underwriter's discount, fees and expenses, of $27,628 together with the initial borrowing of $25,000 under a bank credit agreement and a capital contribution from MacAndrews & Forbes, were used to repay borrowings outstanding under the Old Meridian Credit Agreement and certain debt payable to affiliates. The IPO reduced MacAndrews & Forbes' indirect ownership of the Company to approximately 65%.


6.      INVENTORIES

        Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out ("LIFO") method. Inventories consisted of the following:
                                                           December 31,
                                                  ----------------------------
                                                     1996              1995
                                                     ----              ----

Raw material and supplies.....................     $6,372            $10,564
Work-in-process...............................      1,378              2,374
Finished goods................................      8,896             15,447
                                                   ------             ------
                                                   16,646             28,385
Less: Lifo allowance..........................     (1,109)              (852)
                                                  -------            -------
                                                  $15,537            $27,533
                                                  =======            =======

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


7.      PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net consisted of the following:

                                                           December 31,
                                                     ------------------------
                                                        1996             1995
                                                     ---------         ------

             Land .............................       $1,372           $3,622
             Buildings and improvements........        8,472           16,035
             Machinery and equipment   ........       12,911           22,982
                                                     -------           ------
                                                      22,755           42,639
             Accumulated depreciation..........       (9,512)         (12,842)
                                                     --------       ---------

                                                     $13,243          $29,797
                                                     =======          =======

        Depreciation expense was $2,527, $4,379 and $3,579 for the years ended December 31, 1996, 1995 and 1994, respectively.


8.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following:
                                                             December 31,
                                                       ----------------------
                                                         1996           1995
                                                         ----           ----
   Compensation and related accruals............       $ 1,724       $ 1,852
   Pension plans................................         1,580         2,003
   Warranty.....................................         3,920         8,286
   Advertising and promotion....................         1,159         1,217
   Insurance....................................         1,821           889
   State income and other taxes.................         1,202           489
   Interest.....................................           141           574
   WetJet product sell-through (see Note 3).....         5,888         7,333
   Corporate restructuring .....................           897
   Payable to affiliates........................           127           298
   Other........................................         4,680         2,653
                                                        ------     ---------
                                                       $23,139     $  25,594
                                                       =======     =========

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


9.      LONG-TERM DEBT

        Long-term debt consisted of the following:
                                                         December 31,
                                                  -------------------------
                                                     1996            1995
                                                     ----            ----
    Borrowings from affiliates (a)............    $ 19,245         $     --
    Company Credit Agreement (b)..............          --           42,400
    Capitalized lease obligations.............          50               --
                                                  --------         --------
                                                  $ 19,295         $ 42,400
    Less: Current portion.....................         (13)         (42,400)
                                                  --------         --------
                                                  $ 19,282         $      0
                                                  ========         ========

       (a) The Company relies upon borrowings from MacAndrews & Forbes for its liquidity needs. Such borrowings are made on a revolving basis and bear interest, payable quarterly at each fiscal quarter end, at the prime rate (8.25% at December 31, 1996). Amounts advanced from MacAndrews & Forbes are due on demand. In March 1997, the Company entered into a credit agreement with an affiliate (the "M&F Facility") to refinance existing borrowings from affiliates, to finance the operations, including seasonal working capital needs and restructuring liabilities of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30,000, bears interest at the prime rate, as defined, plus 1% and matures at December 1, 1998. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company (other than O'Brien) and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations. Borrowings from affiliates have been classified as long-term debt on the consolidated balance sheet since the Company intends to refinance such borrowings with borrowings under the M&F Facility.

       (b) On October 19, 1994, the Company entered into the Company Credit Agreement with a group of banks that, as amended, provided for borrowings up to $50,000 on a revolving basis. Loans under the Company Credit Agreement bore interest at either of the following rates, as selected by the Company from time to time: (i) the agent's base lending rate (8.5% at December 31, 1995) or (ii) the London Interbank Offered Rate (5.625% at December 31, 1995) plus 300 basis points. At December 31, 1995, the weighted average interest rate was approximately 8.45%. In connection with the repayment of borrowings under the Company Credit Agreement from the proceeds of the Skeeter Sale and the BW Sale, the Company's ability to borrow under the Company Credit Agreement was permanently eliminated. In January 1997 the Company Credit Agreement was terminated and all collateral thereunder was released.

           The Company is currently assessing its liquidity needs, both immediate and longer-term. In March 1997, the Company entered a credit agreement with a bank (the "O'Brien Credit Agreement"). The O'Brien Credit Agreement provides a borrowing facility of up to $14,000, including letters of credit, on a revolving basis, based upon

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


           the amount of eligible inventory and eligible accounts receivable, as such are defined in the O'Brien Credit Agreement. The initial borrowing of $5,116 under the O'Brien Credit Agreement was used to repay intercompany indebtedness to Meridian, which used the funds to partially repay borrowings from affiliates. Loans under the O'Brien Credit Agreement bear interest at either of the following rates, as selected by O'Brien from time to time: (i) the lender's base lending rate (8.25% at February 28, 1997) plus 75 basis points or (ii) the London Interbank Offered Rate (5.4375% at February 28, 1997) plus 275 basis points. Loans under the O'Brien Credit Agreement are secured by a security interest in all the assets of O'Brien. Loans under the O'Brien Credit Agreement are required to be repaid with 100% of the net proceeds of material asset sales by O'Brien. The O'Brien Credit Agreement contains certain financial covenants relating to O'Brien's ratios of EBITDA to fixed charges, indebtedness to tangible net worth and minimum net worth and certain restrictive covenants relating to, among other things, limitations on capital expenditures by O'Brien, mergers and acquisitions by O'Brien, asset dispositions, operating leases, restricted payments, other indebtedness of O'Brien, changes in control of O'Brien and changes in ownership of the Company.

           Although, none of the Company's affiliates are required to provide funding to the Company, other than under the M&F Facility, the Company anticipates that incremental liquidity needs, if any, will be met by loans from affiliates.


10.    INCOME TAXES

       Prior to the IPO, the Company was included in the consolidated federal income tax return and certain state income tax returns of MacAndrews & Forbes. Subsequent to the IPO, the Company has filed separate income tax returns. For all periods presented, federal and state income taxes are provided as if the Company filed its own tax returns.

       The Company has recorded a provision (benefit) for income taxes as follows:

                                                                               Year Ended December 31,
                                                                   ------------------------------------------
                                                                         1996           1995         1994
                                                                         ----           ----         ----
         Current:
             Federal............................................    $      --        $    --         $    447
             State and local....................................        1,147             164             425
             Foreign............................................           --             122
                                                                     --------         --------       --------
                                                                        1,147             286             872
                                                                     --------         --------       --------
         Deferred:
             Federal............................................        5,811          (5,906)            330
             State and local....................................           --              --             268
                                                                      -------         --------       --------
                                                                      $ 6,958         $(5,620)       $  1,470
                                                                      =======         =========      ========

             During 1996, the Company recorded a valuation allowance against previously recorded deferred tax assets and a provision for state and local income taxes related to the gains arising from the Skeeter Sale and BW Sale.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


             During 1995, the Company recorded a federal benefit on its loss for the year ended December 31, 1995 to the extent that it projected income before income taxes in 1996, due to the gain expected from the Skeeter Sale. The Company did not record a federal benefit on its loss for the year ended December 31, 1994 since, at the time, it was not assured that it would be able to realize a benefit for such loss in the future.

             During 1994, the Company recorded a federal alternative minimum tax because net operating loss carryforwards may be used to offset only 90% of a corporation's alternative minimum taxable income. The deferred federal tax of $330 for the year ended December 31, 1994 resulted from the utilization of purchased basis differences relating to the acquisition of BW and, accordingly, was recorded as a reduction of goodwill.

             At December 31, 1996, the Company had net operating loss carryforwards of approximately $27,750 expiring in the years 2005 through 2011. As a result of the IPO, certain loss carryforwards are subject to certain limitations under the separate return limitation year ("SRLY") rules. The effect of the SRLY rules is to limit the utilization of these losses to the separate income of the subsidiaries of the Company after the IPO. As a result, the Company may have taxable income in future years that cannot be offset by these net operating loss carryforwards.

             Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1996 and 1995 were as follows:


                                                                        1996             1995
                                                                        ----             ----
         Deferred tax assets:
             Net operating loss carryforwards.................         $10,486          $10,390
             Inventory........................................           1,208            2,251
             Reserve for self insurance & warranty costs......           2,391            4,191
             Postretirement benefits and pension liabilities..             330              356
             Other restructuring reserves.....................           3,524            3,217
             Other, net.......................................           2,178            2,076
                                                                      --------         --------
                 Total deferred tax assets....................          20,117           22,481
             Valuation allowance..............................         (18,549)         (12,921)
                                                                      --------         --------
                  Deferred tax asset, net.....................           1,568            9,560

         Deferred tax liabilities:
              Fixed assets....................................           1,568            3,749
                                                                      --------         --------
              Total deferred tax liability ...................           1,568            3,749
                                                                       -------         --------
                 Net deferred tax asset (liability)...........         $     0         $  5,811
                                                                       =======         ========

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


       The difference between the Company's effective tax rate and the Federal statutory rate is reconciled below:

                                                                             Year Ended December 31,
                                                                     --------------------------------------
                                                                        1996           1995          1994
                                                                        ----           ----          ----
             Provision (benefit) at statutory rate.............      (35.0)%          (35.0)%         35.0%
             Nondeductible amortization........................       39.4              0.4            2.6
             State and local taxes, net........................        5.8              0.2            5.5
             Increase (decrease) in valuation
                   allowance...................................       44.0             21.2          (27.2)
             Other.............................................         --              0.2            2.1
                                                                    ------            -----          -----
             Effective tax rate (benefit) provision............       54.2%           (13.0)%         18.0%
                                                                    ======            =====          =====

11.    PAYABLES TO AFFILIATES AND OTHER RELATED PARTY TRANSACTIONS

         The Company relies upon borrowings from affiliates to fund its liquidity needs which are not funded from borrowings under the O'Brien Credit Agreement or from operating cash flow. (See Note 10.) Interest expense on such borrowings from affiliates was $410 for the year ended December 31, 1996 and is included in interest and related amortization expense in the consolidated statement of operations. In March 1997 the Company entered into the M&F Facility with an affiliate. (See Note 10.)

         The Company and certain affiliates of MacAndrews & Forbes are afforded coverage under selected common insurance policies obtained by MacAndrews & Forbes. The Company reimburses MacAndrews & Forbes its allocable portion of the cost of this insurance coverage. At December 31, 1996 and 1995, the Company owed $127 and $298, respectively, to MacAndrews & Forbes for services and out-of-pocket expenses. The Company purchases from and sells products to an affiliate on an arms-length basis. These amounts are not, in the aggregate, material.

         In 1994 in connection with the IPO, MacAndrews & Forbes forgave certain intercompany indebtedness of the Company of $320. In connection with the transfer of the water sports businesses to Old Meridian, Old Meridian assumed an obligation to its parent ("Allocated Borrowings") of which $4,000 was outstanding in 1994 until it was repaid from proceeds of the IPO. Interest expense on such Allocated Borrowings for the year ended December 31, 1994 was $221. Such interest expense is included in interest and related amortization expense in the consolidated statements of operations.

         Interest expense on borrowings under a $20,000 subordinated borrowing facility from an affiliate was $150 for the year ended December 31, 1994 and is included in interest and related amortization expense in the consolidated statements of operations. Such facility was terminated upon the establishment of the Old Meridian Credit Agreement in October 1994.

         Prior to the IPO, BW's working capital and capital expenditures needs were satisfied through borrowings from an affiliate on a revolving credit basis (the "BW Advances"). In connection with the transfer of BW to the Company, the Company issued a note payable to an affiliate of $16,204, the cash consideration paid by MacAndrews & Forbes in the acquisition of BW in July 1993 (collectively with the BW Advances, the "BW Debt.") On June 30, 1994, BW transferred its Massachusetts production facility to such affiliate in exchange for the cancellation of $3,400 of the BW Advances. The remaining BW Debt was

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


repaid with the proceeds of the IPO. Interest expense on such BW Debt for the year ended December 31, 1994 was $1,085. Such interest expense is included in interest and related amortization expense in the consolidated statements of operations.

         Concurrent with the IPO, MacAndrews & Forbes and certain of its affiliates entered into a tax indemnification agreement with the Company (the "Tax Indemnification Agreement"). Pursuant to the Tax Indemnification Agreement, MacAndrews & Forbes will indemnify the Company, on an after-tax basis, against (i) any liability to the Internal Revenue Service for any consolidated federal income taxes of the Company for any period (or portion thereof) beginning on or after April 28, 1989 and ending on or before the date of the IPO, (ii) any liability to a state or local taxing authority for any combined state and local income taxes of the Company for any period (or portion thereof) beginning on or after April 28, 1989 and ending on or before the date of the IPO, to the extent such taxes arise in any return in which the Company or any affiliate thereof filed a combined return with MacAndrews & Forbes or any MacAndrews & Forbes affiliate, and (iii) any liability to the Internal Revenue Service or a state or local taxing authority, as the case may be, for any consolidated federal or combined state or local income taxes incurred by the Company as a result of the Company or any affiliate thereof being part of any consolidated or combined tax return with MacAndrews & Forbes or any MacAndrews & Forbes affiliate.


 12.     EMPLOYEE BENEFIT PLANS

PENSION PLANS:

         The Company maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The U.S. salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The U.S. hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended. Under certain circumstances, the Company may make additional contributions to the pension plans up to the maximum deductible amounts for income tax purposes.

         At December 31, 1995, employees of the Company, who until that date were participants in the plans maintained by the former parent ("Holdings") of the participating businesses of the Company, ceased participation in Holdings' plans and commenced participation in newly established plans of the Company. The participant's credited service, vesting and accumulated benefits were not affected by their transfer to the new plans. The assets allocable to the affected employees and the related liability were transferred to and assumed by, respectively, the new plans in 1996 (the "Asset Transfer"). The Skeeter Sale and the Asset Transfer resulted in one of the Company's plans having assets in excess of accumulated benefits as of December 31, 1996. The Skeeter Sale resulted in a curtailment of the pension plans which reduced the projected benefit obligation by $479, which was recorded in unrecognized net loss.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



         The following tables reconcile the funded status of the Company's pension plans in 1996 and its allocable portion of the Holdings' pension plans in 1995 with the amount recognized in the Company's consolidated balance sheets as of the dates indicated.

                                                                                     December 31
                                                                       -------------------------------------------
                                                                                  1996                    1995
                                                                       ---------------------------     -----------
                                                                          Assets       Accumulated     Accumulated
                                                                          Exceed        Benefits        Benefits
                                                                       Accumulated       Exceed          Exceed
                                                                         Benefits         Assets         Assets
                                                                         --------         ------         ------
  Actuarial present value of benefit obligation:
  Accumulated benefit obligation, includes vested
     benefits of  $1,270 and  $1,366 in 1996 and
     $2,239 in 1995...............................................       $(1,552)       $ (1,646)      $ (2,669)
                                                                         ========       =========      ========
  Projected benefit obligation for service
     rendered to date.............................................      $ (3,119)       $ (1,999)     $  (4,809)
  Plan assets at fair value.......................................         1,698           1,143          1,674
                                                                          ------        --------       --------
  Projected benefit obligation in excess of plan assets...........        (1,421)           (856)        (3,135)
  Unrecognized prior service cost.................................         (  14)            ---            (19)
  Unrecognized net loss (gain)....................................           325             386          1,151
                                                                         -------       ---------        -------
  Net pension liability...........................................       $(1,110)        $  (470)       $(2,003)
                                                                         ========        ========       =======

             The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% and 7.25% as of December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1996 and 1995, respectively. The expected long-term rate of return on assets was 9% as of December 31, 1996, 1995 and 1994. Plan assets are invested in U.S. government securities, corporate bond and equity funds and money market investments. Unrecognized items are amortized over the estimated remaining service lives of active employees.

             Net pension expense for the Company's pension plans in 1996 and for the Company's allocable portion of Holdings' pension plans in 1995 and 1994 includes the following components:

                                                                               Year Ended December 31,
                                                                       -----------------------------------
                                                                         1996           1995          1994
                                                                         ----           ----          ----
       Service cost-benefits attributed to
             service during the year..........................          $543         $ 478            $461
       Interest cost on projected
             benefit obligation...............................           322           270             204
       Actual return on plan assets...........................          (262)         (250)             83
       Net amortization and deferrals.........................           115           138            (180)
                                                                        ----          ----            ----
       Net pension expense....................................          $718          $636            $568
                                                                        ====          ====            ====

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



SAVINGS PLAN:

        The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all of the Company's full-time U.S. employees and allows employees to contribute a portion of their salary to the plans. The Company matches employee contributions at predetermined rates. Amounts charged to expense for matching contributions were $298, $523 and $369 for the years ended December 31, 1996, 1995 and 1994, respectively.


STOCK OPTION PLAN:

        The Company adopted the Meridian Sports Inc. 1994 Stock Option Plan (the "Stock Option Plan") prior to the effectiveness of the IPO. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Stock Option Plan. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Stock Option Plan been determined consistent with SFAS No. 123, the effect would not be significant.

        Under the terms of the Stock Option Plan, incentive stock options ("ISOs") may be granted to key employees of the Company and any of its affiliates from time to time. Such options vest ratably over a four-year period. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plan may not exceed 500,000.

        The following table summarizes the stock option transactions under the Stock Option Plan:

                                                              Option Price
                                                  Shares      per share ($)
                                                  ------      ------------
Options outstanding at January 1, 1994.......       --              --
     Granted.................................     200,000         11.00
                                                  -------
Option outstanding at December 31, 1994......     200,000         11.00
     Canceled................................     (32,750)        11.00
                                                 ---------
Options outstanding at December 31, 1995.....     167,250         11.00
     Granted.................................      50,000          3.50
     Canceled................................    (149,750)        11.00
                                                 --------
Options Outstanding at December 31, 1996.....      67,500          3.50--11.00
                                                 ========

       Of such options, 25,417 were exercisable at December 31, 1996; 41,813 were exercisable at December 31, 1995; and none were exercisable at December 31, 1994. The weighted average remaining contractual life of the options outstanding was approximately 8.9 years, 8.8 years and 9.8 years at December 31, 1996, 1995 and 1994, respectively. The weighted average fair value of options granted during 1996 was approximately $95.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


13.     COMMITMENTS AND CONTINGENCIES

       On August 29, 1996, an action known as Shelton Smith, on behalf of himself and others similarly situated v. Sunchaser Marine, MasterCraft Boat Company, Inc., WetJet, A Division of MasterCraft and Meridian Sports Incorporated, was brought in the 207th District Court of Comal County, Texas by Shelton Smith on behalf of himself and a putative nationwide class of WetJet personal watercraft consumers, asserting claims against the Company, WetJet, MasterCraft, and Sunchaser Marine, Inc. ("Sunchaser") under the Texas Deceptive Trade Practices Act ("DTPA") and the Uniform Commercial Code for alleged breaches of express and implied warranties with respect to the sale of the WetJet personal watercraft units. The complaint also alleges that MasterCraft and/or WetJet were utilized as alter egos or mere instrumentalities of the Company. Shortly thereafter, Sunchaser, a WetJet dealer, filed a cross-action against MasterCraft, WetJet, and the Company asserting various causes of action based on allegations that the cross-defendants breached various warranties and representations relating to the dealer contract and the supply of merchantable WetJet units to the dealer. Sunchaser subsequently amended its third-party petition to add allegations on behalf of a class of all entities who were retailers, dealers or distributors of the WetJet units or who performed warranty work on the units. Sunchaser also seeks to hold Meridian liable under alter ego theories of liability. Finally, Watercraft Rentals, Inc., Randow L. Knodel and Harriet Fortson ("WaterCraft Rentals") intervened in the lawsuit and now assert, on behalf of themselves and a putative class of entities who purchased the WetJet units for purposes of renting or leasing them, causes of action for violations of the Texas DTPA, breach of express and implied warranties, and breach of contract. Watercraft Rentals, et al., also seek to hold Meridian liable under alter ego theories of liability.

        MasterCraft and WetJet have filed pleas to abate the case asserting that proper notice has not been given with respect to the DTPA claims. Meridian has filed a special appearance in the case, contending that Texas court cannot assert personal jurisdiction over Meridian. The case is presently in the preliminary stages of discovery. Management of the Company and of MasterCraft intend to vigorously defend the claims against them.

        The Company currently leases manufacturing and sales facilities and various types of equipment under operating lease agreements expiring through 2033. Rental expense was $592, $961 and $904 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1996, was approximately $2,200; such commitments for each of the five years subsequent to December 31, 1996 are $253, $247, $247, $98 and $66, respectively.

        Under certain conditions, the Company is also obligated to repurchase new inventory repossessed from distributors by financial institutions which provide credit to boat dealerships and distributors. Such inventory is generally resold to other customers of the Company, without a significant effect on the results of operations of the Company. The contingent obligation of the Company under such floorplanning agreements aggregated approximately $29,000 and $72,000 at December 31, 1996 and 1995, respectively.

        The Company and Holdings are involved in certain claims and legal actions arising in the ordinary course of business, including environmental matters. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company, and Holdings will indemnify the Company against all liabilities of Holdings other than liabilities related to the businesses transferred to the Company.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


14.       CASH FLOW REPORTING

        The Company uses the indirect method to report cash flows from operating activities. Interest paid for the years ended December 31, 1996, 1995 and 1994 was approximately $1,745, $3,295 and $3,306, respectively. Income taxes paid were $122, $609 and $246 for the years ended December 31, 1996, 1995 and 1994, respectively.



15.     PREFERRED STOCK

        The Company has authorized 10,000,000 shares of preferred stock, par value $0.01 per share. The Company's Certificate of Incorporation authorizes the Board of Directors to provide for the issuance of a series of preferred stock, to establish the number of shares of each such series and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof.



16.     EARNINGS PER COMMON SHARE

        Earnings per common share has been computed based on the weighted average shares outstanding of 8,000,000, 8,000,000 and 5,768,000 for the years ended December 31, 1996, 1995 and 1994, respectively, assuming 5,200,000 shares were outstanding prior to the Company's issuance of common stock in connection with the IPO in October 1994.

                                                                   Schedule II

                         MERIDIAN SPORTS INCORPORATED
                       VALUATION and QUALIFYING ACCOUNTS
                 Years Ended December 31, 1996, 1995 and 1994
                            (Dollars in thousands)

                                                                   Additions
                                                            ------------------------
                                            Balance at          (1)             (2)                        Balance at
         Description                         beginning      Charged to      Charged to      Deductions         end
                                              of year        costs and         other            **           of year
                                                            expenses *       accounts
-------------------------------------------------------------------------------------------------------------------------

Year ended
December 31, 1994:

Allowance for Doubtful Accounts               $1,160            $531              $0           $327          $1,364


Year ended
December 31, 1995:

Allowance for Doubtful Accounts               $1,364          $1,987              $0           $670          $2,681


Year ended
December 31, 1996:

Allowance for Doubtful Accounts               $2,681          $1,165              $0         $1,268          $2,578

-------------------
* Includes $100 and $1,241 of restructuring charges related to the personal watercraft business in 1996 and 1995, respectively.
** The allowance for doubtful accounts was reduced by $540 in 1996 as a result of the Skeeter Sale and the BW Sale.

                                   Exhibit Index

Exhibit No.                                         Description
-----------                                         -----------

2.1        Stock Purchase Agreement by and between Yamaha and the Company dated
           January 22, 1996. (Incorporated by reference to Exhibit 1 to Form 8-K dated February 14, 1996)

2.2        Amendment No. 1 to Stock Purchase Agreement by and between Yamaha and the
           Company dated January 31, 1996. (Incorporated by reference to Exhibit 2 to
           Form 8-K dated February 14, 1996)

2.3        Asset Purchase Agreement, dated March 29, 1996, among Brunswick
           Corporation, Boston Whaler, Inc. and the Company. (Incorporated by
           reference to Exhibit 2.3 to Form 10-K for the year ended December 31,
           1995)

3.1 Certificate of Incorporation of the Company. (Incorporated by reference from Form S-1 dated July 7, 1994)

3.1.       Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed with the Delaware Secretary of State on July 22, 1994.
           (Incorporated by reference to Exhibit 3.1.1 to Amendment No.1 to Form S-1 dated September 21, 1994)

3.2        By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to Form
           S-1 dated July 7, 1994)

4.1        Articles of Incorporation of the Company. (See Exhibit 3.1)

4.2        By-laws of the Company. (See Exhibit 3.2)

10.1       Revolving Credit and Reimbursement Agreement, dated as of August 27, 1993, among Meridian Sports Incorporated and NationsBank of North Carolina, as
           Lender and as Agent. (Incorporated by reference to Exhibit 10.1 to Form
           S-1 dated July 7, 1994)

10.2       Amendment No.1 to Revolving Credit and Reimbursement Agreement, dated as of
           December 29, 1993, between Meridian Sports Incorporated and NationsBank of
           North Carolina, as Agent. (Incorporated by reference to Exhibit 10.2 to
           Form S-1 dated July 7, 1994)

10.3       Credit Facilities and Reimbursement Agreement among the Company and
           NationsBank of North Carolina, National Association, and Credit Suisse, as
           Lenders and Co-Arrangers, and NationsBank of North Carolina, National
           Association, as Agent. (Incorporated by reference to Exhibit 10.3 to Form
           10-K for the year ended December 31, 1994)

10.4       Amendment #1 to Credit Facilities and Reimbursement Agreement among the
           Company and NationsBank, National Association (Carolinas), and Credit
           Suisse and Fleet Bank dated April 26, 1995. (Incorporated by reference to
           Exhibit 10.4 to Form 10-K for the year ended December 31, 1995)




Exhibit No.                                         Description
-----------                                         -----------

10.5       Amendment #2 to Credit Facilities and Reimbursement Agreement among the
           Company and NationsBank, National Association, and Credit Suisse and
           Fleet Bank dated January 19, 1996 (Incorporated by reference to Exhibit
           10.5 to Form 10-K for the year ended December 31, 1995)

10.6       Letter Agreement between the Company and NationsBank, National
           Association, Credit Suisse and Fleet Bank dated January 8, 1996
           (Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1995)

10.7       Subordinated Revolving Credit Agreement between the Company and Revlon
           Group Incorporated dated as of January 11, 1996 (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31,
           1995)

10.8       Supplemental Medical Plan (Incorporated by reference to Exhibit 10.4 to
           Form S-1 dated July 7, 1994)

10.9       1994 Executive Bonus Plan (Incorporated by reference to Exhibit 10.5 to
           Form S-1 dated July 7, 1994)

10.10      1995 Executive Bonus Plan. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1995)

10.11 Meridian Sports Incorporated 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Amendment No.1 to Form S-1 dated September
           21, 1994)

10.12      Registration Rights Agreement between Old Meridian and Meridian Sports
           Incorporated. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1994)

10.13      Cross-Indemnification Agreement Between National Health Care Group, Inc.
           and Meridian Sports Incorporated. (Incorporated by reference to Exhibit
           10.14 to Form 10-K for the year ended December 31, 1994)

10.14      Tax Indemnification Agreement among Mafco Holdings Inc., MacAndrews &
           Forbes Holdings Inc., New Coleman Holdings Inc., Old Meridian, Meridian
           Sports Incorporated and the Subsidiaries of Meridian Sports
           Incorporated. (Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1994)

10.15      Services Agreement between Old Meridian and Meridian Sports
           Incorporated. Incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1994)

10.16      Revolving Credit and Security Agreement between The Bank of New York
           Commercial Corporation and O'Brien International, Inc. dated as of March
           17, 1997. (*)

10.17      Revolving Credit Agreement between the Company and Revlon Group
           Incorporated dated March 28, 1997.

21.1       List of Subsidiaries of the Registrant. (*)

24.1       Powers of Attorney. (*)


      (*) Filed herewith

      (b) There were no reports on Form 8-K filed in the fourth quarter of 1996.