Form 10-Q
period 1997-03-31
MERIDIAN SPORTS INC
filed 1997-05-09
CIK 926474

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

DRAFT                             FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

            [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 0-24534

                         MERIDIAN SPORTS INCORPORATED

______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         DELAWARE                                              13-3776096

______________________________________________________________________________
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

100 CHEROKEE COVE DRIVE, VONORE, TENNESSEE                        37885

(Address of principal executive offices)                        (Zip Code)

                                 423-884-6776

______________________________________________________________________________
             (Registrant's telephone number, including area code)


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

            Class                                Outstanding at May 5, 1997
-----------------------------                    --------------------------
Common Stock, $0.01 par                                   8,000,000

            As of May 5, 1997, 5,200,000 shares of the Registrant's
               outstanding common stock were held by an indirect
                wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                     INDEX




                          PART I - FINANCIAL INFORMATION



                                                                                                          PAGE
                                                                                                          ----

Item 1.                    Consolidated Financial Statements:

                           Consolidated Condensed Statements of Operations
                           Three Months Ended March 31, 1997 and 1996.....................................3

                           Consolidated Condensed Balance Sheets
                           March 31, 1997 and December 31, 1996...........................................4

                           Consolidated Condensed Statements of Cash Flows
                           Three Months Ended March 31, 1997 and 1996.....................................5

                           Notes to Consolidated Financial Statements.....................................6

Item 2.                    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................8


                                            PART II - OTHER INFORMATION

Item 5                     Other Information..............................................................11

Item 6.                    Exhibits and Reports on Form 8-K...............................................11

                           Exhibit Index..................................................................12

                           Signatures.....................................................................13


                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                   --------------------------
                                                                                     1997             1996
                                                                                   --------         ----------
Net sales:
  Marine and Equipment                                                             $ 22,022           $ 19,481
  Businesses sold and personal watercraft                                                               14,150
                                                                                   --------          ---------
                                                                                     22,022             33,631
                                                                                   --------          ---------
Costs and expenses:
Cost of sales:
  Marine and Equipment                                                               16,706             15,214
  Businesses sold and personal watercraft                                                               13,610
                                                                                   --------           --------
                                                                                     16,706             28,824
                                                                                   --------          ---------
Selling, general and administrative expenses:
  Marine and Equipment                                                                4,832              4,878
  Businesses sold and personal watercraft                                                                4,111
  Headquarters expenses                                                                 252              1,086
                                                                                   --------         ----------
                                                                                      5,084             10,075
                                                                                   --------         ----------
Operating income:
  Marine and Equipment                                                                  484               (611)
  Businesses sold and personal watercraft                                                               (3,571)
  Headquarters expenses                                                                (252)            (1,086)
                                                                                   --------         ----------
                                                                                        232             (5,268)
                                                                                   --------         ----------
Interest and related amortization expense                                              (498)              (781)
Gain on sale of business and unusual item                                                               11,950
                                                                                   --------         ----------

(Loss) income before income taxes and
      extraordinary charge                                                             (266)             5,901
Provision for income taxes                                                                               4,867
                                                                                   --------         ----------
(Loss) income before extraordinary charge                                              (266)             1,034
Extraordinary charge                                                                                       713
                                                                                   --------         ----------
Net (loss) income                                                                     ($266)          $    321
                                                                                   ========         ==========

Earnings per common share:
   (Loss) income before extraordinary charge                                         ($0.03)             $0.13
   Extraordinary charge                                                                                  (0.09)
                                                                                   --------         ----------
   Net (loss) income                                                                 ($0.03)             $0.04
                                                                                   ========         ==========

Weighted average shares outstanding (000s)                                            8,000              8,000
                                                                                   ========         ==========



                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)


                                                                                         March 31,              December 31,
ASSETS                                                                                     1997                     1996
                                                                                        ----------             --------------
Current assets:
   Cash                                                                                      $536                   $1,968
   Accounts receivable, net                                                                15,485                    8,467
   Inventories                                                                             14,926                   15,537
   Prepaid expenses and other                                                                 917                    3,152
                                                                                        ----------              -------------
      Total current assets                                                                 31,864                   29,124

Property, plant and equipment, net                                                         12,895                   13,243
Other assets                                                                                3,662                    1,858
                                                                                         ---------               -------------
                                                                                          $48,421                  $44,225
                                                                                         =========               =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                                      $    13                  $    13
   Accounts payable                                                                         5,408                    6,487
   Accrued expenses and other current liabilities                                          21,873                   23,139
                                                                                         ---------               ---------
      Total current liabilities                                                            27,294                   29,639

Long-term debt                                                                             25,719                   19,282
Other liabilities                                                                           2,628                    2,258

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                                                     80                       80
   Additional paid-in capital                                                             131,951                  131,951
   Accumulated deficit                                                                   (139,251)                (138,985)
                                                                                         --------                 --------
      Total stockholders' deficit                                                          (7,220)                  (6,954)
                                                                                         --------                 --------
                                                                                          $48,421                  $44,225
                                                                                         ========                 ========




                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)



                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                            -----------------------------------
                                                                                               1997                   1996
                                                                                            -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                                ($266)              $     321

Adjustments to reconcile net (loss) income to net cash flows from operating activities:
      Depreciation and amortization                                                                507                   1,166
      Gain on sale of business, personal watercraft charges
         and other, net of income taxes                                                                                 (3,870)
      Change in assets and liabilities:
         Increase in receivables                                                                (7,018)                 (5,388)
         Decrease (increase) in inventories                                                        611                  (1,653)
         Decrease in accounts payable and accrued expenses                                        (495)                 (1,761)
         Payment of restructuring liabilities                                                   (1,850)                 (4,742)
         Other, net                                                                              1,131                     520
                                                                                            -----------            ------------
                                                                                                (7,114)                (15,728)
                                                                                            -----------            ------------
Net cash flows from operating activities                                                        (7,380)                (15,407)
                                                                                            -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses                                                                                        34,800
Capital expenditures, net                                                                         (159)                   (950)
Other, net                                                                                                                 (20)
                                                                                            -----------            ------------
Net cash flows from investing activities                                                          (159)                 33,830
                                                                                            -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                                                 5,432                 (22,100)
Net increase in borrowings from affiliates                                                         675                   3,025
                                                                                            -----------            ------------
Net cash flows from financing activities                                                         6,107                 (19,075)
                                                                                            -----------            ------------

Net decrease in cash                                                                            (1,432)                   (652)
Cash at beginning of period                                                                      1,968                   1,937
                                                                                            -----------            ------------
Cash at end of period                                                                             $536               $   1,285
                                                                                            ===========            ============







                See Notes to Consolidated Financial Statements

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals and the restructuring charges) considered necessary for a fair presentation have been included. Operating results for the first three months of 1997 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. In 1996, the Company sold its Skeeter and Boston Whaler businesses to third parties. The results of operations of the Businesses Sold are included in the consolidated results of operations of the Company through their respective dates of sale. The Company is an enthusiast-based sports and active recreation company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accruals established for the WetJet recall and repair programs are based on management's estimates of the costs of such programs. The programs are currently being executed. Should these programs not succeed as expected, the actual costs may exceed the current estimates. Consequently, the Company may record additional charges related to WetJet during 1997 as it periodically assesses the status of the WetJet programs. No charges related to the WetJet programs were recorded in the 1997 quarter.


2. EARNINGS PER COMMON SHARE

         Earnings per common share have been computed based upon 8,000,000 shares for the three months ended March 31, 1997 and 1996.


3. INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:


                                                                 March 31,        December 31,
                                                                   1997               1996
                                                               ------------      ------------
Raw materials and supplies.....................................     $5,311            $6,372
Work-in-process................................................      1,534             1,378
Finished goods.................................................      9,190             8,896
                                                                     -----             -----
                                                                    16,035            16,646
Less: Lifo allowance...........................................     (1,109)           (1,109)
                                                                  --------          --------
                                                                  $ 14,926          $ 15,537
                                                                  ========          ========

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




4. CREDIT AGREEMENTS

            In March 1997, the Company entered into a credit agreement with an affiliate (the "M&F Facility") to refinance existing borrowings from affiliates and to finance the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30,000, bears interest at the prime rate, as defined, plus 1% and matures at December 1, 1998. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company (other than O'Brien) and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

            In March 1997, the Company entered into a credit agreement with a bank (the "O'Brien Credit Agreement"). The O'Brien Credit Agreement provides a borrowing facility of up to $14,000, including letters of credit, on a revolving basis, based upon the amount of eligible inventory and eligible accounts receivable, as such are defined in the O'Brien Credit Agreement. The initial borrowing of $5,116 under the O'Brien Credit Agreement was used to repay intercompany indebtedness to Meridian, which used the funds to partially repay borrowings from affiliates. Loans under the O'Brien
 Credit Agreement bear interest at either of the following rates, as selected by O'Brien from time to time: (i) the lender's base rate (8.5% at April 30, 1997) plus 75 basis points or (ii) the London Interbank Offered Rate (5.6875% at April 30, 1997) plus 275 basis points. Loans under the O'Brien Credit Agreement are secured by a security interest in all the assets of O'Brien. Loans under the O'Brien Credit Agreement are required to be repaid with 100% of the net proceeds of material asset sales by O'Brien. The O'Brien Credit Agreement contains certain financial covenants relating to O' Brien ratios of EBITDA to fixed charges, indebtedness to tangible net worth and minimum net worth and certain restrictive covenants relating to, among other things, limitations on capital expenditures by O'Brien, mergers and acquisitions by O'Brien, asset dispositions, operating leases, restricted payments, other indebtedness of O'Brien, changes in control of O'Brien and changes in ownership of the Company.

5. CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. For the three months ended March 31, 1997 and 1996, interest paid was $487 and $1,051, respectively; income taxes paid were $23 and $48, respectively.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS






         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

         Marine and Equipment sales increased 13% to $22.0 million in 1997 versus $19.5 million in 1996 primarily because of improved inventory levels and financing availability for the Company's boat dealers and increased acceptance of Equipment products offerings, particularly wakeboards. Consolidated net sales in 1996 also included $14.1 million of sales of Businesses Sold.

         Marine and Equipment gross profit increased 25% to $5.3 million in 1997 versus $4.3 million in 1996. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume and enhanced manufacturing cost controls. Consolidated gross profit in 1996 also included $3.5 million of gross profit from Businesses Sold and was net of charges of $3.0 million related to the personal watercraft business. No charges related to the WetJet programs were recorded in the 1997 quarter. Charges in 1996 related to WetJet reflect a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet recall and repair programs are largely behind the Company, there can be no assurance that such programs will succeed as planned or that management's estimates of the cost of the programs will not be exceeded. Consequently, the Company may record additional charges related to WetJet during 1997 as it periodically assesses the status of the WetJet programs.

         Marine and Equipment SG&A expenses were approximately the same in both 1997 and 1996, but as a percentage of the related net sales, SG&A expenses decreased by approximately three percentage points in the 1997 period as higher variable sales expenses were approximately offset by lower administrative expenses. Consolidated SG&A expenses in 1996 also included $4.1 million of charges related to the Businesses Sold and the personal watercraft business.

         Headquarters expenses of $0.3 million in 1997 decreased from $1.1 million in 1996 due to lower compensation expense and reduced charges due to the closure of the headquarters office in the second quarter 1996.

     Operating income of the Marine and Equipment businesses, net of headquarters expenses, of $0.2 million in 1997 improved from a loss of $1.7 million in 1996. Higher sales, higher margins and controlled spending all contributed to the improvement. Consolidated operating income in 1996 also included $3.6 million of losses of Businesses Sold and personal watercraft.

         Interest and related amortization expense of $0.5 million in 1997 was approximately $0.3 million below 1996 levels due to the effect of lower outstanding borrowings partially offset by higher variable interest rates which took effect in late March 1997.

         The Skeeter Sale in 1996 resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million. Also, in 1996, the Company recorded a valuation adjustment of $1.3 million related to its Equipment businesses.

         In connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the Skeeter Sale, the Company recorded an extraordinary charge of $0.7 million to writeoff deferred financing costs in 1996.

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS






         The Company recorded a pre-tax loss in 1997. During 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future. The income tax provision in 1996 primarily relates to federal, state and local taxes relating to the Skeeter sale. The provision in 1996 does not include a benefit for the operating losses of WetJet. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $10.1 million in connection with the Skeeter Sale.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1997 and 1996, cash (used in) provided by operating activities was ($7.4) million and ($15.4) million, respectively. The Company's cash flows from operating activities in 1997 and 1996 reflect the payment of restructuring liabilities in the amounts of $1.9 million and $4.7 million, respectively, operating losses and interest expense. In 1996, cash used by Businesses Sold was approximately $3.0 million.

         The Company's net capital expenditures were $0.2 million and $0.9 million for the three months ended March 31, 1997 and 1996, respectively.
The decline resulted from the elimination of capital expenditures of Businesses Sold and proceeds from fixed asset sales of the personal watercraft business, partially offset by a modest increase in tooling expenditures for new boat models in 1997.

            The Company's liquidity needs are generally for seasonal working capital needs and the funding of restructuring liabilities. In March 1997, the Company entered into the M&F Facility to refinance existing borrowings from affiliates and to finance the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30.0 million, bears interest at the prime rate, as defined, plus 1% and matures at December 1, 1998. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company (other than O'Brien) and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

            In March 1997, the Company entered into the O'Brien Credit Agreement. The O'Brien Credit Agreement provides a borrowing facility of up to $14.0 million, including letters of credit, on a revolving basis, based upon the amount of eligible inventory and eligible accounts receivable, as such are defined in the O'Brien Credit Agreement. The initial borrowing of $5.1 million under the O'Brien Credit Agreement was used to repay intercompany indebtedness to Meridian, which used the funds to partially repay borrowings from affiliates. Loans under the O'Brien Credit Agreement bear interest at either of the following rates, as selected by O'Brien from time to time: (i) the lender's base rate (8.5% at April 30, 1997) plus 75 basis points or (ii) the London Interbank Offered Rate (5.6875% at April 30, 1997) plus 275 basis points. Loans under the O'Brien Credit Agreement are secured by a security interest in all the assets of O'Brien. Loans under the O'Brien Credit Agreement are required to be repaid with 100% of the net proceeds of material asset sales by O'Brien. The O'Brien Credit Agreement contains certain financial covenants relating to O'Brien ratios of EBITDA to fixed charges, indebtedness to tangible net worth and minimum net worth and certain restrictive covenants relating to, among other things, limitations on capital expenditures by O'Brien, mergers and acquisitions by

                MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS






O'Brien, asset dispositions, operating leases, restricted payments, other indebtedness of O'Brien, changes in control of O'Brien and changes in ownership of the Company.

         At March 31, 1997, the Company's outstanding debt of $25.7 million was comprised of $19.9 million of borrowings under the M&F Facility, $5.8 million of borrowings under the O'Brien Credit Agreement and capitalized lease obligations. The increase of $6.4 million from December 31, 1996 resulted from seasonal increases in working capital, payments of restructuring liabilities and capital expenditures. At May 2, 1997, the Company had aggregate outstanding borrowings of $29.2 million under the M&F Facility and the O'Brien Facility.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are consumer's acceptance of the Company's new model year products and the success of the WetJet recall and repair programs.

SEASONALITY

         The marine and watersports industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first three months of the year are not necessarily indicative of results that may be expected for the full year.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     The Company's shares ceased trading on The NASDAQ Stock Market National Market System effective the close of business of May 2, 1997. Since then, the Company's shares have traded on the OTC Bulletin Board.

     In connection with the Smith Litigation (see the Company's 1996 Form 10-K), on April 29, 1997, the Court denied MasterCraft and WetJet's motion to abate the case. The Court has not yet ruled upon the Company's personal jurisdiction motion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                  See exhibit index on page 12.

         b.  Reports on Form 8-K

                  None.

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


                                          MERIDIAN SPORTS INCORPORATED
                                          ----------------------------
                                                 (Registrant)



May 8, 1997                               By: /s/ Irwin Engelman
                                              -------------------------
                                                Irwin Engelman
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.       Description
----------        -----------
       10         Revolving Credit Agreement between the Company and Revlon
                  Group Incorporated dated March 28, 1997.

       27         Financial Data Schedule.