Form 10-Q
period 1997-06-30
MERIDIAN SPORTS INC
filed 1997-08-13
CIK 926474

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-24534

                          MERIDIAN SPORTS INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          13-3776096
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

100 CHEROKEE COVE DRIVE, VONORE, TENNESSEE                       37885
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

         Class                                   Outstanding at August 11, 1997
-----------------------                          ------------------------------
Common Stock, $0.01 par                                     8,000,000

As of August 11, 1997, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                     INDEX


                         PART I - FINANCIAL INFORMATION                    PAGE
                                                                           ----

Item 1.  Consolidated Financial Statements:

         Consolidated Condensed Statements of Operations
         Six and Three Months Ended June 30, 1997 and 1996...................3

         Consolidated Condensed Balance Sheets
         June 30, 1997 and December 31, 1996.................................4

         Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996.............................5

         Notes to Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................11


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................16

         Exhibit Index......................................................17

         Signatures.........................................................18

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                          Six Months Ended       Three Months Ended
                                                               June 30,                June 30,
                                                        -------------------     --------------------
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
Net sales:
   Ongoing operations                                   $ 27,661    $ 26,216    $ 13,176    $ 13,582
   Businesses sold and personal watercraft                16,067      40,322       8,530      19,325
                                                        --------    --------    --------    --------
                                                          43,728      66,538      21,706      32,907
                                                        --------    --------    --------    --------
Costs and expenses:
Cost of sales:
   Ongoing operations                                     21,948      21,191      10,426      10,643
   Businesses sold and personal watercraft                10,824      41,462       5,640      23,186
                                                        --------    --------    --------    --------
                                                          32,772      62,653      16,066      33,829
                                                        --------    --------    --------    --------
Selling, general and administrative expenses:
   Ongoing operations                                      5,141       5,411       2,378       2,500
   Businesses sold and personal watercraft                 4,392      10,499       2,323       4,421
   Headquarters expenses (1996 amounts include $1,600
      related to restructuring)                              470       3,415         218       2,329
                                                        --------    --------    --------    --------
                                                          10,003      19,325       4,919       9,250
                                                        --------    --------    --------    --------
Operating income (loss):
  Ongoing operations                                         572        (386)        372         439
  Businesses sold and personal watercraft                    851     (11,639)        567      (8,282)
  Headquarters expenses (1996 amounts include $1,600
      related to restructuring)                             (470)     (3,415)       (218)     (2,329)
                                                        --------    --------    --------    --------
                                                             953     (15,440)        721     (10,172)
                                                        --------    --------    --------    --------

Interest and related amortization expense                 (1,192)     (1,164)       (694)       (383)
Gain on sale of businesses and unusual item                           16,850                   4,900
                                                        --------    --------    --------    --------

(Loss) income before income taxes and
      extraordinary charge                                  (239)        246          27      (5,655)
Provision for income taxes                                             6,958           0       2,091
                                                        --------    --------    --------    --------
(Loss) income before extraordinary charge                   (239)     (6,712)         27      (7,746)
Extraordinary charge                                                   1,332           0         619
                                                        --------    --------    --------    --------
Net (loss) income                                       ($   239)   ($ 8,044)   $     27    ($ 8,365)
                                                        ========    ========    ========    ========

Earnings per common share:
   (Loss) income before extraordinary charge            ($  0.03)   ($  0.84)   $   0.00    ($  0.97)
   Extraordinary charge                                                (0.17)                  (0.08)
                                                        --------    --------    --------    --------
   Net (loss) income                                    ($  0.03)   ($  1.01)   $   0.00    ($  1.05)
                                                        ========    ========    ========    ========
Weighted average shares outstanding (000s)                 8,000       8,000       8,000       8,000
                                                        ========    ========    ========    ========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                    June 30,    December 31,
ASSETS                                                1997          1996
                                                    ---------    ---------
Current assets:
   Cash                                             $     696    $   1,968
   Accounts receivable, net                            14,913        8,467
   Inventories                                         14,236       15,537
   Prepaid expenses and other                           1,802        3,152
                                                    ---------    ---------
      Total current assets                             31,647       29,124

Property, plant and equipment, net                     12,768       13,243
Other assets                                            2,348        1,858
                                                    ---------    ---------
                                                    $  46,763    $  44,225
                                                    =========    =========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                $      13    $      13
   Accounts payable                                     4,138        6,487
   Accrued expenses and other current liabilities      19,049       23,139
                                                    ---------    ---------
      Total current liabilities                        23,200       29,639

Long-term debt                                         28,103       19,282
Other liabilities                                       2,653        2,258

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                 80           80
   Additional paid-in capital                         131,951      131,951
   Accumulated deficit                               (139,224)    (138,985)
                                                    ---------    ---------
      Total stockholders' deficit                      (7,193)      (6,954)
                                                    ---------    ---------
                                                    $  46,763    $  44,225
                                                    =========    =========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      ($   239)   ($ 8,044)
                                                              --------    --------

Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                                1,126       2,056
    Gain on sale of businesses, personal watercraft charges
      and other, net of income taxes                                         5,440
    Change in assets and liabilities:
      Increase in receivables                                   (6,446)     (3,582)
      Decrease (increase) in inventories                         1,301        (874)
      Decrease in accounts payable and accrued expenses         (3,149)       (701)
      Payment of restructuring liabilities                      (3,290)    (10,488)
      Other, net                                                 1,526         755
                                                              --------    --------
                                                                (8,932)     (7,394)
                                                              --------    --------
Net cash flows from operating activities                        (9,171)    (15,438)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold                          58,961
Capital expenditures, net                                         (608)     (1,752)
Other, net                                                                     (20)
                                                              --------    --------
Net cash flows from investing activities                          (608)     57,189
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                 4,272     (43,343)
Net increase in borrowings from affiliates                       4,235
                                                              --------    --------
Net cash flows from financing activities                         8,507     (43,343)
                                                              --------    --------

Net decrease in cash                                            (1,272)     (1,592)
Cash at beginning of period                                      1,968       1,937
                                                              --------    --------
Cash at end of period                                         $    696    $    345
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals and the restructuring charges) considered necessary for a fair presentation have been included. Operating results for the first six months of 1997 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. In 1996, the Company sold its Skeeter and Boston Whaler ("BW") businesses to third parties. On July 31, 1997, the Company sold its O'Brien towable watersports business ("O'Brien"). (See Note 2.) The results of operations of Skeeter, BW and O'Brien ("Businesses Sold") are included in the consolidated results of operations of the Company through their respective dates of sale. The results of the Company's MasterCraft and Soniform businesses are presented in "Ongoing operations" in the statements of operations. The Company manufactures and markets specialized ski boats and scuba equipment targeted principally at enthusiasts.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accruals established for the WetJet recall and repair programs are based on management's estimates of the costs of such programs. The programs are currently being executed. Should these programs not proceed as expected, the actual costs may exceed the current estimates. No charges related to the WetJet programs were recorded in the 1997 periods.

2.     SALE OF O'BRIEN BUSINESS

       On July 31, 1997, the Company entered into and consummated an agreement with Earth and Ocean Sports, Inc. ("EOS") pursuant to which EOS purchased certain assets and assumed certain liabilities of the Company's O'Brien towable watersports business, for approximately $4,900, subject to adjustment based on a determination of the net assets sold (the "O'Brien Sale"). The purchase price was a small premium over the net book value of the assets sold, net of the liabilities assumed. The Company expects to report a small gain on the sale, before an extraordinary charge related to the early extinguishment of debt, in its third quarter results. The proceeds of the O'Brien Sale were used to repay indebtedness of the Company under the O'Brien Credit Agreement and the M&F Facility. In connection with the O'Brien Sale, the Company retained accounts receivable aggregating approximately $5,200. As these receivables are collected, the proceeds are expected to be used to repay debt of the Company.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)


The unaudited pro forma condensed statement of operations gives effect to the O'Brien Sale as if it had occurred as of the beginning of the period presented. The unaudited pro forma condensed balance sheet gives effect to: (i) the collection as of June 30, 1997 of accounts receivable of O'Brien not sold in the O'Brien Sale and (ii) the O'Brien Sale as if it had occurred at June 30, 1997. The pro forma adjustments are based on assumptions that the management of the Company believes are reasonable under the circumstances. O'Brien is a highly seasonal business with the majority of its profits normally realized in the first half of each year. As such, results obtained in the first six months of 1997 are not necessarily indicative of the results that may be expected for the full year. These pro forma financial data do not purport to represent what the results of operations or financial position would have been had the O'Brien Sale occurred at the beginning of the period or as of the date indicated, or to project the Company's results of operations or financial position at any future date or future period.


             Unaudited Pro Forma Condensed Statement of Operations

For the six months ended June 30, 1997 (unaudited):

                                                                          Pro Forma
                                                            Pro Forma      O'Brien
                                              Historical   Adjustments      Sale
                                              ----------   -----------    ---------
Net sales                                      $ 43,728    ($16,067)a      $ 27,661
Cost of sales                                    32,772     (10,824)a        21,948
                                               --------    ---------       --------
Gross profit                                     10,956      (5,243)a         5,713
Selling, general and administrative expenses     10,003      (4,392)a         5,611
Interest and related amortization expense         1,192        (680)b           512
                                               --------    ---------       --------
Loss before income taxes                           (239)       (171)           (410)
Provision for income taxes                            0                           0
                                               --------    ---------       --------
Loss before extraordinary charge (c)           ($   239)   ($   171)       ($   410)
                                               ========    =========       ========
Pro forma loss per common share                                            ($  0.05)
                                                                           ========
Weighted average shares outstanding (000s)                                    8,000
                                                                           ========

Notes to pro forma statement of operations:
-------------------------------------------
(a) Reflects the results of O'Brien for the six months ended June 30, 1997.
(b) Reflects the elimination of interest and related amortization expense on the average investment in O'Brien.
(c) Does not reflect: (1) the estimated gain arising from the O'Brien Sale; and
    (2) an extraordinary charge of approximately $400 for the writeoff of deferred financing costs due to a permanent commitment reduction under the O'Brien Credit Agreement in connection with the O'Brien Sale.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except Share data)


                  Unaudited Pro Forma Condensed Balance Sheet

As of June 30, 1997 (Unaudited):

                                                                          Pro Forma       Pro Forma
                                                            Historical   Adjustments     O'Brien Sale
                                                            ----------   -----------     ------------
                             ASSETS

Current assets:
   Cash                                                      $     696       $5,140 a     $     696
                                                                             (4,740)b
                                                                               (400)c
   Accounts receivable, net of allowances                       14,913       (8,766)d         6,147
   Inventories                                                  14,236       (3,125)d        11,111
   Prepaid expenses and other                                    1,802          (82)d         1,720
                                                             ---------    ---------       ---------
      Total current assets                                      31,647      (11,973)         19,674

Property, plant and equipment, net                              12,768       (4,243)d         8,525
Other assets                                                     2,348         (179)d         1,828
                                                                               (341)e
                                                             ---------    ---------       ---------
                                                             $  46,763     ($16,736)      $  30,027
                                                             =========    =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $      13         ($13)d     $       0
   Accounts payable                                              4,138       (1,112)d         3,026
   Accrued expenses and other current liabilities               19,049       (1,646)d        17,403
                                                             ---------    ---------       ---------
      Total current liabilities                                 23,200       (2,771)         20,429
Long-term debt                                                  28,103      (13,575)b        14,496
                                                                                (32)d
Other liabilities                                                2,653                        2,653
Stockholders' deficit:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                          80                           80
   Additional paid-in capital                                  131,951                      131,951
   Accumulated deficit                                        (139,224)        (411)e      (139,582)
                                                                                 53 f
                                                             ---------    ---------       ---------
      Total stockholders' deficit                               (7,193)        (358)         (7,551)
                                                             ---------    ---------       ---------
                                                             $  46,763     ($16,736)      $  30,027
                                                             =========    =========       =========

Notes to pro forma balance sheet:
---------------------------------
(a) Represents the proceeds at June 30, 1997, from the O'Brien Sale.
(b) Represents the use of cash proceeds, net of estimated fees and expenses, from the O'Brien Sale to repay indebtedness of the Company.
(c) Represents the payment of estimated fees and expenses related to the O'Brien Sale.
(d) Reflects the elimination of assets and liabilities as of June 30, 1997 in connection with the O'Brien Sale.
(e) Represents an extraordinary charge for the writeoff of deferred financing costs, including a pre- payment penalty, at June 30, 1997 due to a permanent commitment reduction under the O'Brien Credit Agreement in connection with the O'Brien Sale.
(f) Represents the estimated gain arising from the O'Brien Sale.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


3.     EARNINGS PER COMMON SHARE

       Earnings per common share have been computed based upon 8,000,000 shares for the six and three months ended June 30, 1997 and 1996.

4.     INVENTORIES

       Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:

                                             June 30,         December 31,
                                               1997              1996
                                             --------          --------
Raw materials and supplies................     $6,643            $6,372
Work-in-process...........................      1,881             1,378
Finished goods............................      6,821             8,896
                                             --------          --------
                                               15,345            16,646
Less: Lifo allowance......................     (1,109)           (1,109)
                                             --------          --------
                                             $ 14,236          $ 15,537
                                             ========          ========

5.     CREDIT AGREEMENTS

       In March 1997, the Company entered into a credit agreement with an affiliate (the "M&F Facility") to refinance existing borrowings from affiliates and to finance the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30,000, bears interest at the prime rate, as defined, plus 1% and matures at December 1, 1998. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of assets (other than assets of O'Brien) outside the ordinary course of business or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

       In March 1997, the Company entered into a credit agreement with a bank (the "O'Brien Credit Agreement"). The O'Brien Credit Agreement provided a borrowing facility of up to $14,000, including letters of credit, on a revolving basis, based upon the amount of eligible inventory and eligible accounts receivable, as such are defined in the O'Brien Credit Agreement. Loans under the O'Brien Credit Agreement bore interest at either of the following rates, as selected by O'Brien from time to time: (i) the lender's base rate (8.5% at June 30, 1997) plus 75 basis points or (ii) the London Interbank Offered Rate (5.6875% at June 30, 1997) plus 275 basis points. The O'Brien Credit Agreement was permanently repaid in full with the proceeds of the O'Brien Sale.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


6.     CASH FLOW REPORTING

       The Company uses the indirect method to report cash flows from operating activities. For the six months ended June 30, 1997 and 1996, interest paid was $1,169 and $1,409, respectively; income taxes paid were $435 and $257, respectively.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. The results of operations of MasterCraft and Soniform are presented as ongoing operations; the results of operations of O'Brien and, in 1996, BW and Skeeter are presented as Businesses Sold.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

       Sales from ongoing operations increased 6% to $27.7 million in 1997 versus $26.2 million in 1996 primarily because of improved inventory levels and financing availability for the Company's boat dealers. Consolidated net sales in 1997 and 1996 included $16.0 million and $40.3 million, respectively, of sales of Businesses Sold.

       Gross profit from ongoing operations increased 14% to $5.7 million in 1997 versus $5.0 million in 1996. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume and enhanced manufacturing cost controls. Consolidated gross profit in 1997 and 1996 included $5.2 million and $11.3 million, respectively, of gross profit from Businesses Sold and, in 1996, was net of charges of $12.4 million related to the personal watercraft business. No charges related to the WetJet programs were recorded in the 1997 period. Charges in 1996 related to WetJet reflect a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet recall and repair programs are largely behind the Company, there can be no assurance that such programs will proceed as planned or that management's estimates of the cost of the programs will not be exceeded.

       SG&A expenses of ongoing operations decreased 5% to $5.1 million in 1997 versus $5.4 million in 1996, and as a percentage of the related net sales, SG&A expenses decreased by approximately two percentage points in the 1997 period due to improved spending controls. Consolidated SG&A expenses in 1997 and 1996 included $4.4 million and $10.5 million, respectively, of charges related to the Businesses Sold and the personal watercraft business.

       Headquarters expenses of $0.5 million in 1997 decreased from $1.8 million in 1996 (excluding one-time charges) due to lower compensation expense and reduced charges due to the closure of the headquarters office in the second quarter 1996. Headquarters expenses in 1996 included a one-time charge of $1.6 million related to the closure of the headquarters office and the relocation of the headquarters function to Vonore, Tennessee.

       Operating income (loss) of ongoing operations, net of headquarters expenses, of $0.1 million in 1997 improved from a loss of ($2.2) million in 1996. Higher sales, higher margins and controlled spending all contributed to the improvement. Consolidated operating income (loss) in 1997 and 1996 included $0.8 million and ($13.3) million, respectively, of operating income (loss) of Businesses Sold and personal watercraft and a one-time charge related to headquarters.

       Interest and related amortization expense of $1.2 million in 1997 was approximately the same as 1996 levels due to the effect of lower average outstanding borrowings partially offset by higher variable interest rates.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Skeeter Sale in 1996 resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million. The BW Sale resulted in a pre-tax gain of $4.9 million. Also, in 1996, the Company recorded a valuation adjustment of $1.3 million related to its towable water sports business.

       In connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the Skeeter Sale and the BW Sale, the Company recorded an extraordinary charge of $1.3 million to writeoff deferred financing costs in 1996.

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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

       Sales from ongoing operations decreased 3% to $13.2 million in 1997 versus $13.6 million in 1996 primarily because of strong early season sales in the first quarter and inclement weather conditions in the second quarter. Consolidated net sales in 1997 and 1996 included $8.5 million and $19.3 million, respectively, of sales of Businesses Sold.

       Gross profit from ongoing operations decreased 6% to $2.8 million in 1997 versus $2.9 million in 1996. The decline resulted from lower sales, lower absorption of fixed overhead due to the lower volumes partially offset by enhanced manufacturing cost controls. Consolidated gross profit in 1997 and 1996 included $2.9 million and $6.0 million, respectively, of gross profit from Businesses Sold and was net of charges of $9.9 million related to the personal watercraft business. No charges related to the WetJet programs were recorded in the 1997 period. Charges in 1996 related to WetJet reflect a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet recall and repair programs are largely behind the Company, there can be no assurance that such programs will proceed as planned or that management's estimates of the cost of the programs will not be exceeded.

       SG&A expenses of ongoing operations decreased 5% to $2.4 million in 1997 versus $2.5 million in 1996 due to lower variable sales expenses. Consolidated SG&A expenses in 1997 and 1996 included $2.3 million and $4.4 million, respectively, of charges related to the Businesses Sold and the personal watercraft business.

       Headquarters expenses of $0.2 million in 1997 decreased from $0.7 million in 1996 (excluding one-time charges) due to lower compensation expense and reduced charges due to the closure of the headquarters office in the second quarter 1996. Headquarters expenses in 1996 included a one-time

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


charge of $1.6 million related to the closure of the New York headquarters office and the relocation of the headquarters function to Vonore, Tennessee.

       Operating income (loss) of ongoing operations, net of headquarters expenses, of $0.2 million in 1997 improved from a loss of ($0.3) million in 1996. Higher sales, higher margins and controlled spending all contributed to the improvement. Consolidated operating income (loss) in 1997 and 1996 included $0.5 million and ($9.9) million, respectively, of operating income (loss) of Businesses Sold and personal watercraft and a one-time charge related to headquarters.

       Interest and related amortization expense of $0.7 million in 1997 was approximately $0.3 million higher than 1996 levels due to the effect of higher outstanding borrowings and higher variable interest rates.

       The BW Sale in 1996 resulted in a pre-tax gain of $4.9 million. In connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the BW Sale, the Company recorded an extraordinary charge of $0.6 million to writeoff deferred financing costs in 1996.

       During 1997, the Company did not record a tax provision as it will utilize net operating loss carryforwards. The income tax provision in 1996 primarily relates to federal, state and local taxes related to the BW Sale. The provision in 1996 does not include a benefit for the operating losses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

       For the six months ended June 30, 1997 and 1996, cash used in operating activities was $9.2 million and $15.4 million, respectively. The Company's cash flows from operating activities in 1997 and 1996 reflect the payment of restructuring liabilities in the amounts of $3.3 million and $10.5 million, respectively, and seasonal increases in accounts receivable.

       The Company's net capital expenditures were $0.6 million and $1.8 million for the six months ended June 30, 1997 and 1996, respectively. The decline resulted from the elimination of capital expenditures of Businesses Sold in 1996 and proceeds from fixed asset sales of the personal watercraft business, partially offset by a modest increase in tooling expenditures for new boat models in 1997.

       The Company's liquidity needs are generally for seasonal working capital needs and the funding of restructuring liabilities. In March 1997, the Company entered into the M&F Facility to refinance existing borrowings from affiliates and to finance the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility provides for borrowings on a revolving basis of up to $30.0 million, bears interest at the prime rate, as defined, plus 1% and matures at December 1, 1998. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be repaid with the net cash proceeds of the sales of assets or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by certain required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


contains typical events of default including change of control, material adverse change and non-payment of obligations.

       In March 1997, the Company entered into the O'Brien Credit Agreement. The O'Brien Credit Agreement provided a borrowing facility of up to $14.0 million, including letters of credit, on a revolving basis, based upon the amount of eligible inventory and eligible accounts receivable, as such are defined in the O'Brien Credit Agreement. The O'Brien Credit Agreement was permanently repaid in full with the proceeds of the O'Brien Sale.

       At June 30, 1997, the Company's outstanding debt of $28.1 million was comprised of $23.5 million of borrowings under the M&F Facility, $4.6 million of borrowings under the O'Brien Credit Agreement and capitalized lease obligations. The increase of $8.8 million from December 31, 1996 resulted from seasonal increases in working capital, payments of restructuring liabilities and capital expenditures. At August 7, 1997, the Company had aggregate outstanding borrowings of $21.3 million under the M&F Facility. In connection with the O'Brien Sale, the Company retained accounts receivable aggregating approximately $5.2 million. As these receivables are collected, the proceeds are expected to be used to repay debt of the Company.


SEASONALITY

       The marine and watersports industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first six months of the year are not necessarily indicative of results that may be expected for the full year.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 1997 annual meeting of shareholders was held on May 29, 1997. Directors elected at the meeting were Ronald O. Perelman, J. Eric Hanson, Jerry
W. Levin, Bruce Slovin, John P. Murray, Jr. and Martin D. Payson, constituting the entire board of directors. All of the directors were elected without opposition. There were no broker nonvotes. Other matters voted on was a proposal to ratify the appointment of Ernst & Young LLP as the independent certified public accountants for the Company for 1997.

The tabulation of votes for each matter are as follows:

         1.  Election of Directors
             ---------------------

                   Nominees
                      for                                   Against or
                   Directors                  For            Withheld         Abstained
                   ---------                  ---            --------         ---------
               Ronald O. Perelman          6,891,469          81,405              --
               J. Eric Hanson              6,894,044          78,830              --
               Jerry W. Levin              6,894,044          78,830              --
               John P. Murray, Jr.         6,894,044          78,830              --
               Martin D. Payson            6,894,044          78,830              --
               Bruce Slovin                6,894,044          78,830              --

         2.  Ratification of Independent Certified Public Accountants
             --------------------------------------------------------

                                           6,917,764          40,100            15,010

ITEM 5.  OTHER INFORMATION

       The Company's shares ceased trading on The NASDAQ Stock Market National Market System effective the close of business of May 2, 1997. Since then, the Company's shares have traded on the OTC Bulletin Board.

       See the Company's 1996 Form 10-K and first quarter 1997 Form 10-Q for a discussion of the Smith Litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

               See exhibit index on page 17.

         b.  Reports on Form 8-K

               None.

                                 EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

    27        Financial Data Schedule.

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


                                       MERIDIAN SPORTS INCORPORATED
                                       ----------------------------
                                               (Registrant)


August 13, 1997                       By: /s/ Irwin Engelman
                                          -----------------------------------
                                               Irwin Engelman
                                               Chief Financial Officer
                                               (Principal Accounting Officer)