Form 10-Q
period 1997-09-30
MERIDIAN SPORTS INC
filed 1997-11-13
CIK 926474

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-24534

                         MERIDIAN SPORTS INCORPORATED
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                             13-3776096
------------------------------------------------------------------------------

 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

100 CHEROKEE COVE DRIVE, VONORE, TENNESSEE                         37885
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 423-884-6776
------------------------------------------------------------------------------
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

            Class                           Outstanding at November 13, 1997
-------------------------------             --------------------------------
   Common Stock, $0.01 par                              8,000,000

         As of November 13, 1997, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect
                wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                     INDEX



                      PART I - FINANCIAL INFORMATION PAGE                                             Page
                                                                                                      ----

Item 1.                    Consolidated Financial Statements:

                           Consolidated Condensed Statements of Operations
                           Three and Nine Months Ended September 30, 1997 and 1996........................3

                           Consolidated Condensed Balance Sheets
                           September 30, 1997 and December 31, 1996.......................................4

                           Consolidated Condensed Statements of Cash Flows
                           Nine Months Ended September 30, 1997 and 1996..................................5

                           Notes to Consolidated Financial Statements.....................................6

Item 2.                    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations......................................................11


                                            PART II - OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders............................15

Item 6.                    Exhibits and Reports on Form 8-K ..............................................15

                           Exhibit Index..................................................................16

                           Signatures.....................................................................17



                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                           Three Months Ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                      ----------------------------     ----------------------------
                                                                         1997            1996              1997           1996
                                                                      ------------    ------------     -------------   ------------
Net sales:
   Ongoing operations                                                     $13,198         $13,044           $37,207        $36,081
   Former operations                                                        3,044           4,706            22,763         48,207
                                                                      ------------    ------------     -------------   ------------
                                                                           16,242          17,750            59,970         84,288
                                                                      ------------    ------------     -------------   ------------
Costs and expenses:
   Cost of sales                                                           13,432          14,500            46,204         77,153
   Selling, general and administrative expenses                             3,532           4,157            13,535         23,482
                                                                      ------------    ------------     -------------   ------------

Operating income (loss)--Ongoing operations                                   206             287                93         (3,472)

Operating (loss) income--Former operations                                   (928)         (1,194)              138        (12,875)
(Loss) gain on sale of businesses and unusual item                           (650)              0              (650)        16,850

Interest and related amortization expense                                    (565)            (64)           (1,757)        (1,228)
                                                                      ------------    ------------     -------------   ------------

Loss before income taxes and extraordinary charge                          (1,937)           (971)           (2,176)          (725)
Provision for income taxes                                                      0               0                 0         (6,958)
                                                                      ------------    ------------     -------------   ------------
Loss before extraordinary charge                                           (1,937)           (971)           (2,176)        (7,683)
Extraordinary charge                                                         (408)              0              (408)        (1,332)
                                                                      ------------    ------------     -------------   ------------
Net loss                                                                  ($2,345)          ($971)          ($2,584)       ($9,015)
                                                                      ============    ============     =============   ============

Earnings per common share:
   Loss before extraordinary charge                                        ($0.24)         ($0.12)           ($0.27)        ($0.96)
   Extraordinary charge                                                     (0.05)           0.00             (0.05)         (0.17)
                                                                      ------------    ------------     -------------   ------------
   Net loss                                                                ($0.29)         ($0.12)           ($0.32)        ($1.13)
                                                                      ============    ============     =============   ============

Weighted average shares outstanding (000s)                                  8,000           8,000             8,000          8,000
                                                                      ============    ============     =============   ============












                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                                 September 30,         December 31,
                                                                                      1997                 1996
                                                                                 ---------------      ---------------
ASSETS

Current assets:
   Cash                                                                                    $325               $1,968
   Accounts receivable, net                                                               6,904                8,467
   Inventories                                                                           11,429               15,537
   Prepaid expenses and other                                                             2,322                3,152
                                                                                 ---------------      ---------------
      Total current assets                                                               20,980               29,124

Property, plant and equipment, net                                                        8,337               13,243
Other assets                                                                              1,908                1,858
                                                                                 ---------------      ---------------
                                                                                        $31,225              $44,225
                                                                                 ===============      ===============



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                                         $0                  $13
   Accounts payable                                                                       2,735                6,487
   Accrued expenses and other current liabilities                                        16,402               23,139
                                                                                 ---------------      ---------------
      Total current liabilities                                                          19,137               29,639

Long-term debt                                                                           19,275               19,282
Other liabilities                                                                         2,351                2,258

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                                                   80                   80
   Additional paid-in capital                                                           131,951              131,951
   Accumulated deficit                                                                 (141,569)            (138,985)
                                                                                 ---------------      ---------------
      Total stockholders' deficit                                                        (9,538)              (6,954)
                                                                                 ---------------      ---------------
                                                                                        $31,225              $44,225
                                                                                 ===============      ===============




                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    ---------------------------------
                                                                                        1997               1996
                                                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  ($2,584)           ($9,015)
                                                                                    --------------     --------------

Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                         1,532              2,633
      Loss (gain) on sale of businesses, personal watercraft
         charges and other, net of income taxes                                             1,058              5,440
      Change in assets and liabilities:
         Decrease in receivables                                                            1,563              2,821
         Decrease (increase) in inventories                                                 1,539             (2,191)
         Decrease in accounts payable and accrued expenses                                 (4,031)            (7,145)
         Payment of restructuring liabilities                                              (4,691)           (17,330)
         Other, net                                                                           508              2,368
                                                                                    --------------     --------------
                                                                                           (2,522)           (13,404)
                                                                                    --------------     --------------
Net cash flows from operating activities                                                   (5,106)           (22,419)
                                                                                    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold                                          4,640             58,961
Capital expenditures, net                                                                    (822)            (2,105)
Other, net                                                                                                       (20)
                                                                                    --------------     --------------
Net cash flows from investing activities                                                    3,818             56,836
                                                                                    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                                             (385)           (35,835)
Net increase in borrowings from affiliates                                                     30
                                                                                    --------------     --------------
Net cash flows from financing activities                                                     (355)           (35,835)
                                                                                    --------------     --------------

Net decrease in cash                                                                       (1,643)            (1,418)
Cash at beginning of period                                                                 1,968              1,937
                                                                                    --------------     --------------
Cash at end of period                                                                        $325               $519
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







                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months of 1997 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-22 of the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. In 1996, the Company sold its Skeeter and Boston Whaler ("BW") businesses to third parties. On July 31, 1997, the Company sold its O'Brien towable watersports business ("O'Brien"). (See Note 2.) On October 8, 1997, the Company sold its scuba equipment business ("Soniform") (the "Soniform Sale"). The results of operations of Skeeter, BW, O'Brien and Soniform ("former operations") are included in the consolidated results of operations of the Company through their respective dates of sale. The results of the Company's MasterCraft business and headquarters function are presented in "ongoing operations" in the statements of operations. The Company manufactures and markets specialized ski boats targeted principally at enthusiasts.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accruals established for the WetJet recall and repair programs are based on management's estimates of the costs of such programs. The programs are currently being executed. Should these programs not proceed as expected, the actual costs may exceed the current estimates. No charges related to the WetJet programs were recorded in the 1997 periods. In the third quarter 1997, the Company recorded accruals to write down the value of Soniform to its estimated net realizable value based on management's estimates of the loss on the sale of Soniform. Such valuation adjustments may differ from these estimates.

2.       SALE OF O'BRIEN BUSINESS

         On July 31, 1997, the Company entered into and consummated an agreement with Earth and Ocean Sports, Inc. ("EOS") pursuant to which EOS purchased certain assets and assumed certain liabilities of the Company's O'Brien towable watersports business, for approximately $4,900, subject to adjustment based on a determination of the net assets sold (the "O'Brien Sale"). The sale resulted in a gain of approximately $100. The proceeds of the O'Brien Sale were used to permanently repay indebtedness of the Company under the O'Brien Credit Agreement and to repay other indebtedness under the M&F Facility. In connection with the permanent repayment of the O'Brien Credit Agreement, the Company recorded an extraordinary charge of approximately $400.

         Accounts receivable of O'Brien were not purchased by EOS in the O'Brien Sale. At October 31, such accounts receivable aggregated approximately $700. As the accounts receivable are collected, the proceeds are expected to be used to further repay debt of the Company.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

The unaudited pro forma condensed statement of operations gives effect to the O'Brien Sale and the Soniform Sale as if they had occurred as of the beginning of the period presented. The unaudited pro forma condensed balance sheet gives effect to: (i) the collection as of September 30, 1997 of accounts receivable of O'Brien and Soniform not sold in the O'Brien Sale and the Soniform Sale; and (ii) the Soniform Sale as if had occurred on September 30, 1997. The pro forma adjustments are based on assumptions that the management of the Company believes are reasonable under the circumstances. O'Brien and Soniform are highly seasonal businesses with the majority of their combined profits normally realized in the first half of each year. As such, results obtained in the first nine months of 1997 are not necessarily indicative of the results that may be expected for the full year. These pro forma financial data do not purport to represent what the results of operations or financial position would have been had the O'Brien Sale and the Soniform Sale occurred at the beginning of the period or as of the date indicated, or to project the Company's results of operations or financial position at any future date or future period.

             Unaudited Pro Forma Condensed Statement of Operations

For the nine months ended September 30, 1997 (unaudited):

                                                                                Pro Forma
                                                          Historical           Adjustments          Pro Forma
                                                       ----------------     ----------------     ----------------

Net sales                                                      $59,970             ($22,763)a            $37,207
Cost of sales                                                   46,204              (16,645)a             29,559
                                                       ----------------     ----------------     ----------------
Gross profit                                                    13,766               (6,118)a              7,648
Selling, general and administrative expenses                    13,535               (5,980)a              7,555
Loss on sale of businesses                                         650                 (650)b                  0
Interest and related amortization expense                        1,757               (1,046)c                711
                                                       ----------------     ----------------     ----------------

Loss before income taxes                                        (2,176)               1,558                 (618)
Provision for income taxes                                           0                                         0
                                                       ----------------     ----------------     ----------------
Loss before extraordinary charge                               ($2,176)              $1,558                ($618)(d)
                                                       ================     ================     ================

Pro forma loss per common share                                                                           ($0.08)
                                                                                                 ================

Weighted average shares outstanding (000s)                                                                 8,000
                                                                                                 ================


Notes to pro forma statement of operations:
(a) Reflects the results of O'Brien and Soniform for the nine months ended September 30, 1997.
(b) Reflects the elimination of the net loss arising from the O'Brien Sale and Soniform Sale.
(c) Reflects the elimination of interest and related amortization expense on the average investment in O'Brien and Soniform.
(d)   Does not reflect: (1) the estimated gain arising from the O'Brien Sale;
      (2) the estimated loss arising from the Soniform Sale; and (3) an extraordinary charge of approximately $400 for the writeoff of deferred financing costs due to a permanent commitment reduction under the O'Brien Credit Agreement in connection with the O'Brien Sale.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

As of September 30, 1997 (Unaudited):

                                                                                              Pro Forma
                                                                        Historical           Adjustments           Pro Forma
                                                                     ----------------     ----------------     ----------------
                       ASSETS

Current assets:
   Cash                                                                          $325               $1,662 a               $325
                                                                                                    (1,412)b
                                                                                                      (250)c
   Accounts receivable, net                                                     6,904               (2,350)d,e            4,554
   Inventories                                                                 11,429               (1,239)d             10,190
   Prepaid expenses and other                                                   2,322                  (16)d              2,306
                                                                      ----------------     ----------------     ----------------
      Total current assets                                                     20,980               (3,605)              17,375

Property, plant and equipment, net                                              8,337               (1,120)d              7,217
Other assets                                                                    1,908                  (21)d              1,887
                                                                      ----------------     ----------------     ----------------
                                                                              $31,225              ($4,746)             $26,479
                                                                      ================     ================     ================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                            $2,735                ($118)d             $2,617
   Accrued expenses and other current liabilities                              16,402                 (866)d             15,536
                                                                      ----------------     ----------------     ----------------
      Total current liabilities                                                19,137                 (984)              18,153

Long-term debt                                                                 19,275               (3,762)b             15,513
Other liabilities                                                               2,351                                     2,351

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share
   Common stock, par value $0.01 per share                                         80                                        80
   Additional paid-in capital                                                 131,951                                   131,951
   Accumulated deficit                                                       (141,569)                                 (141,569)
                                                                      ----------------     ----------------     ----------------
      Total stockholders' deficit                                              (9,538)                   0               (9,538)
                                                                      ----------------     ----------------     ----------------
                                                                              $31,225              ($4,746)             $26,479
                                                                      ================     ================     ================


Notes to pro forma balance sheet:
(a)  Represents the proceeds at September 30, 1997 from the Soniform Sale.
(b) Represents the use of cash proceeds, net of estimated fees and expenses, from the Soniform Sale to repay indebtedness of the Company.
(c) Represents the payment of estimated fees and expenses related to the Soniform Sale
(d) Represents the elimination of assets and liabilities as of September 30, 1997 in connection with the Soniform Sale.
(e) Includes the elimination of accounts receivable of O'Brien as of September 30, 1997.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




3.       EARNINGS PER COMMON SHARE

         Earnings per common share have been computed based upon 8,000,000 shares for the three and nine months ended September 30, 1997 and 1996.

4.       INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("Lifo"). Inventories consisted of the following:


                                                               September 30,      December 31,
                                                                    1997               1996
                                                               -------------      -------------
Raw materials and supplies.....................................     $6,382            $6,372
Work-in-process................................................      1,234             1,378
Finished goods.................................................      4,717             8,896
                                                                 ---------         ---------
                                                                    12,333            16,646
Less: Lifo allowance...........................................       (904)           (1,109)
                                                                ----------         ---------
                                                                  $ 11,429          $ 15,537
                                                                  ========          ========


5.       CREDIT AGREEMENTS

            In March 1997, the Company entered into a credit agreement with an affiliate (the "M&F Facility") to refinance existing borrowings from affiliates and to finance the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility, as amended in October 1997, matures at December 1, 1998. Loans under the M&F Facility bear interest at the prime rate, as defined, plus 1% and are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of assets (other than assets of O'Brien) outside the ordinary course of business or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. As a result of the sales of O'Brien and Soniform, the M&F Facility was amended to adjust the net worth requirement and to reduce the commitment under the M&F Facility to $20,000. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

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

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



6.       CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. For the nine months ended September 30, 1997 and 1996, interest paid was $1,704 and $1,474, respectively; income taxes paid were $435 and $257, respectively.


7.       SUBSEQUENT EVENT

         On October 8, 1997, the Company entered into and consummated an agreement with Johnson Worldwide Associates, Inc. ("JWA") pursuant to which JWA purchased certain assets and assumed certain liabilities of the Company's Soniform scuba equipment business. The purchase price was approximately $600 less than the net book value of the assets sold, net of the liabilities assumed. The final purchase price will be based on a determination of the net assets sold. The proceeds of the Soniform Sale were used to repay indebtedness of the Company under the M&F Facility.

         Accounts receivable of Soniform were not purchased by JWA in the Soniform Sale. At October 31, such accounts receivable aggregated approximately $500. As the accounts receivable are collected, the proceeds are expected to be used to further repay debt of the Company. In connection with the Soniform Sale, the Company entered into a lease with JWA, pursuant to which it will lease the Soniform manufacturing facility to JWA for a minimum one year period for $80.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996. The results of operations of MasterCraft and the headquarters function are presented as ongoing operations; the results of operations of O'Brien and Soniform and, in 1996, BW and Skeeter are presented as former operations.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         Sales from ongoing operations increased 3% to $37.2 million in 1997 versus $36.1 million in 1996 primarily because of new model introductions in 1997, improved inventory levels and financing availability for the Company's dealers. Consolidated net sales in 1997 and 1996 included $22.8 million and $48.2 million, respectively, of sales of former operations.

         Gross profit from ongoing operations increased to $7.6 million in 1997 versus $7.0 million in 1996. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume, lower warranty spending and enhanced manufacturing cost controls. Consolidated gross profit in 1997 and 1996 included $6.2 million and $0.1 million, respectively, of gross profit from former operations which, in 1996, was net of charges of $12.4 million related to the personal watercraft business. No charges related to the WetJet programs were recorded in the 1997 period. Charges in 1996 related to WetJet reflect a revision of management's estimate to repair previously manufactured inventory reflecting the cost of additional warranty parts and labor and lower estimates of realizable value of inventories. Although the WetJet recall and repair programs are largely behind the Company, there can be no assurance that such programs will proceed as planned or that management's estimates of the cost of the programs will not be exceeded.

         SG&A expenses of ongoing operations decreased to $7.5 million in 1997 versus $10.5 million in 1996. SG&A expenses in 1996 included a one-time charge of $1.6 million related to the restructuring of the headquarters office. As a percentage of the related net sales, SG&A expenses decreased by approximately
1.1 percentage points in the 1997 period due to lower compensation expense and reduced charges due to improved spending controls. Consolidated SG&A expenses in 1997 and 1996 included $6.0 million and $13.0 million, respectively, of charges related to former operations.

         Interest and related amortization expense of $1.8 million in 1997 was $0.6 million above 1996 levels due to the effect of higher average outstanding borrowings in the third quarter of 1997 over the comparable 1996 period. In 1996, the Company's debt was substantially reduced due to the sale of BW on May 31, 1996 and the seasonal reduction in working capital needs, primarily of O'Brien.

         The O'Brien Sale in 1997 resulted in a pre-tax gain of approximately $0.1 million. In connection with the sale of Soniform in October 1997, the Company recorded a valuation adjustment of approximately $0.8 million in the period ended September 30, 1997. The Skeeter Sale in 1996 resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million. The BW Sale resulted in a pre-tax gain of $4.9 million. Also, in 1996, the Company recorded a valuation adjustment of $1.3 million related to O'Brien.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         In connection with the permanent reductions of outstanding commitments under the O'Brien Credit Agreement in 1997 and the Company Credit Agreement in 1996 resulting from the sales of businesses, the Company recorded extraordinary charges of $0.4 million in 1997 and $1.3 million in 1996 to writeoff deferred financing costs relating to the related credit agreements.

         The Company recorded a pre-tax loss in 1997 and 1996. During 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future. The income tax provision in 1996 primarily relates to federal, state and local taxes relating to the Skeeter Sale. The provision in 1996 does not include a benefit for the operating losses of WetJet. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $13.0 million in connection with the Skeeter Sale and BW Sale.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Sales from ongoing operations were $13.2 million in 1997 versus $13.0 million in 1996. Consolidated net sales in 1997 and 1996 included $3.1 million and $4.7 million, respectively, of sales of former operations. The Company introduced seven new boat models in the 1997 quarter. The updated product line has been well received, though shipments of certain new models have been delayed due to the late delivery of molds.

         Gross profit from ongoing operations was $2.6 million in 1997 versus $2.5 million in 1996. Consolidated gross profit in 1997 and 1996 included $0.3 million and $0.8 million, respectively, of gross profit from former operations.

         SG&A expenses of ongoing operations increased slightly to $2.4 million in 1997 versus $2.2 million in 1996 due to the timing of headquarters expenditures. Consolidated SG&A expenses in 1997 and 1996 included $1.1 million and $2.0 million, respectively, of charges related to former operations.

         Interest and related amortization expense was $0.6 million in 1997. The increase was due to the effect of higher average outstanding borrowings in the third quarter of 1997 over the comparable 1996 period. In 1996, the Company's debt was substantially reduced due to the sale of BW on May 31, 1996 and the seasonal reduction in working capital needs, primarily of O'Brien.

         The O'Brien Sale in 1997 resulted in a pre-tax gain of approximately $0.1 million. In connection with the sale of Soniform in October 1997, the Company recorded a valuation adjustment of approximately $0.8 million in the period ended September 30, 1997.

         In connection with the permanent reduction of outstanding commitments under the O'Brien Credit Agreement in 1997 resulting from the O'Brien Sale, the Company recorded an extraordinary charge of $0.4 million in 1997 to writeoff related deferred financing costs.

         The Company recorded a pre-tax loss in 1997 and 1996. The Company did not provide a tax benefit in 1997 or 1996 for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1997 and 1996, cash used in operating activities was $5.1 million and $22.4 million, respectively. The Company's cash flows from operating activities in 1997 and 1996 reflect the payment of restructuring liabilities in the amounts of $4.7 million and $17.3 million, respectively.

         The Company's net capital expenditures were $0.8 million and $2.1 million for the nine months ended September 30, 1997 and 1996, respectively. The decline resulted from the elimination of capital expenditures of former operations and proceeds from fixed asset sales of the personal watercraft business, partially offset by a modest increase in tooling expenditures for new boat models in 1997.

         The Company's liquidity needs are generally for seasonal working capital needs and the funding of restructuring liabilities. In March 1997, the Company entered into the M&F Facility to refinance existing borrowings from affiliates and to finance, on a revolving basis, the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility, as amended, matures at December 1, 1998. Loans under the M&F Facility bear interest at the prime rate, as defined, plus 1% and are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be repaid with the net cash proceeds of the sales of assets or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by certain required prepayments. As a result of the sales of O'Brien and Soniform, the M&F Facility was amended to adjust the net worth requirement and to reduce the commitment under the M&F Facility to $20.0 million. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

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

         At September 30, 1997, the Company had outstanding debt of $19.3 million under the M&F Facility. The increase of $8.8 million from December 31, 1996 resulted from seasonal increases in working capital, payments of restructuring liabilities and capital expenditures. At October 31, 1997, the Company had aggregate outstanding borrowings of $16.9 million under the M&F Facility. Accounts receivable of O'Brien were not purchased by EOS in the O'Brien Sale. Accounts receivable of Soniform were not purchased by JWA in the Soniform Sale. At October 31, such accounts receivable aggregated approximately $1.2 million. As the accounts receivable are collected, the proceeds are expected to be used to further repay debt of the Company.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are consumer's acceptance of the Company's new products and the success of the WetJet recall and repair programs.


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

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits
                  --------

                  See exhibit index on page 16.

              b.  Reports on Form 8-K
                  -------------------

                  None.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES





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


                                   MERIDIAN SPORTS INCORPORATED
                                   ----------------------------
                                          (Registrant)



November 13, 1997                  By: /s/ Irwin Engelman
                                       -----------------------------------
                                           Irwin Engelman
                                           Chief Financial Officer
                                           (Principal Accounting Officer)