Form 10-K
period 1997-12-31
MERIDIAN SPORTS INC
filed 1998-03-31
CIK 926474

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1997
                                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from           to
Commission file number 0-24534
                          MERIDIAN SPORTS INCORPORATED
             (Exact name of registrant as specified in its charter)
                DELAWARE                           13-3776096
      -----------------------------              ----------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

    100 CHEROKEE COVE DRIVE, VONORE,  TN             37885
    -------------------------------------          --------
   (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:  423-884-6776
                                                           ---------------
              Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                        -------------------
       COMMON STOCK, $.01 PAR VALUE                   OTC BULLETIN BOARD

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock of the registrant held by non-affiliates as of March 10, 1998 was $2,800,000.

         As of March 10, 1998, there were 8,000,000 shares of the registrant's common stock outstanding, of which 5,200,000 shares are held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                           INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for the Annual Meeting of Shareholders which is to be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III.

Exhibit Index begins at page 16.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                  PART I
                                                                           Page

Item 1.  Business ...........................................................3
Item 2.  Properties..........................................................5
Item 3.  Legal Proceedings...................................................5
Item 4.  Submission of Matters to a Vote of Security Holders.................7

                                    PART II

Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters...................................8
Item 6.  Selected Consolidated Financial Data................................8
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................10
Item 8.  Financial Statements and Supplementary Data........................15
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................15
Item 11. Executive Compensation.............................................15
Item 12. Security Ownership of Certain Beneficial Owners and Management.....15
Item 13. Certain Relationships and Related Transactions.....................15

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K....16
         Signatures.........................................................18

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

         On October 19, 1994, the Company completed an initial public offering (the "IPO") in which it issued and sold 2,800,000 shares of its common stock. The net proceeds to the Company from the IPO were used to repay borrowings outstanding under the Company's former bank credit agreement (the "Old Meridian Credit Agreement") and certain debt payable to affiliates ("Affiliate Debt"). The IPO reduced MacAndrews & Forbes' ownership of the Company to approximately 65%.

         On October 8, 1997, the Company entered into and consummated an agreement with Johnson Worldwide Associates, Inc. ("JWA") pursuant to which JWA purchased certain assets and assumed certain liabilities of the Company's Soniform scuba equipment business ("Soniform") (the "Soniform Sale"), for approximately $1.8 million.

         On July 31, 1997, the Company entered into and consummated an agreement with Earth and Ocean Sports, Inc. ("EOS") pursuant to which EOS purchased certain assets and assumed certain liabilities of the Company's O'Brien towable watersports business ("O'Brien") (the "O'Brien Sale"), for approximately $4.9 million.

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

         The results of operations of O'Brien, Soniform, Skeeter and Boston Whaler are included in "Former Operations" in the accompanying consolidated statements of operations for all periods presented through their respective sale dates.

         Meridian is a holding company which operates through its wholly-owned subsidiary MasterCraft Boat Company ("MasterCraft"). MasterCraft is a designer, manufacturer and marketer of specialized ski boats targeted principally at boating and waterskiing enthusiasts.

PRODUCTS AND BUSINESSES

         The following table sets forth the net sales of the Company's principal businesses for the years ended December 31, 1997, 1996 and 1995.

                                           Year Ended December 31,
                                           -----------------------
                                     1997           1996          1995
                                     ----           ----          ----
                                               (In millions)
Ongoing operations................... $52.6        $  47.6         $ 54.3
Former operations....................  22.8           54.8          153.9
                                     ------       --------        -------
                                      $75.4         $102.4         $208.2
                                      =====         ======         ======

         MASTERCRAFT. Founded in 1968, MasterCraft is the largest producer of premium inboard tournament ski boats and a growing manufacturer of luxury performance V-Drive runabouts. MasterCraft models range in size from 19 to 22 feet, range in price from $19,995 to $37,100 and are sold both domestically and internationally through more than 125 independent dealers. The boats are primarily powered by fuel-injected inboard motors built by General Motors Corporation. During 1997, MasterCraft introduced seven totally new models and three fully updated models under the ProStar, MariStar and PowerStar brands as part of its continuing commitment toward increasing its share of the premium inboard tournament ski boat market and broadening its line of recreational boats. This was the largest product introduction in MasterCraft's history. In 1996, MasterCraft began offering a wakeboard option aimed at the rapidly growing wakeboard market. MasterCraft is committed to continuing its legacy as an innovator in the ski boat market and plans to increase its presence in the family market through new product introductions, innovative technological improvements, and distribution through additions to and upgrading of its dealer network.

         In 1995, the Company began a restructuring of its personal watercraft business ("WetJet"). In 1997, the Company substantially completed the program and has discontinued the manufacture of personal watercraft.

MANUFACTURING

         The Company manufactures its MasterCraft products at one plant in the United States in Vonore, Tennessee ("Cherokee Cove").

         The Company uses a variety of materials and products in the manufacture of its boats. The resins used in the manufacturing of its boat hulls are available from various suppliers. Engines and other components used in the manufacture of the Company's products are produced to the Company's specifications and are available from multiple sources.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 380 people full time. None of the Company's employees are represented by unions.

         The Company believes that its relations with its employees are satisfactory and that its employees, many of whom have long experience with the Company, represent a valuable resource. Management conducts regularly scheduled meetings with its employees to inform them about developments in the Company's businesses and to respond to employee questions and concerns.

ITEM 2.   PROPERTIES

         The Company's principal property is a manufacturing facility in Vonore, Tennessee comprised of approximately 156,000 square feet.

         The Vonore, Tennessee facility is owned by the Company. The Vonore, Tennessee facility is pledged as collateral under a credit facility entered into in 1997 between the Company and an affiliate (the "M&F Facility"). The Company's facilities in Redmond, Washington, Kilgore, Texas, Edgewater, Florida and Amsterdam, Netherlands were sold to third parties as part of the O'Brien Sale, Skeeter Sale and BW Sale. The New York office was closed in 1996 in connection with the restructuring of the headquarters office.

ITEM 3.   LEGAL PROCEEDINGS

         On August 29, 1996, an action known as Shelton Smith, on behalf of himself and others similarly situated v. Sunchaser Marine, MasterCraft Boat Company, Inc., WetJet, A Division of MasterCraft and Meridian Sports Incorporated, was brought in the 207th District Court of Comal County, Texas by Shelton Smith on behalf of himself and a putative nationwide class of WetJet personal watercraft consumers, asserting claims against the Company, WetJet, MasterCraft, and Sunchaser Marine, Inc. ("Sunchaser") under the Texas Deceptive Trade Practices Act ("DTPA") and the Uniform Commercial Code for alleged breaches of express and implied warranties with respect to the sale of the WetJet personal watercraft units. The complaint also alleges that MasterCraft and/or WetJet were utilized as alter egos or mere instrumentalities of the Company. Shortly thereafter, Sunchaser, a WetJet dealer, filed a cross-action against MasterCraft, WetJet, and the Company asserting various causes of action based on allegations that the cross-defendants breached various warranties and representations relating to the dealer contract and the supply of merchantable WetJet units to the dealer. Sunchaser subsequently amended its third-party petition to add those allegations on behalf of a class of all entities who were retailers, dealers or distributors of the WetJet units or who performed warranty work on the units. Sunchaser also seeks to hold the Company liable under alter ego theories of liability. Finally, Watercraft Rentals, Inc., Randow L. Knodel and Harriet Fortson ("WaterCraft Rentals") intervened in the lawsuit and now assert, on behalf of themselves and a putative class of entities who purchased the WetJet units for purposes of renting or leasing them, causes of action for violations of the Texas DTPA, breach of express and implied warranties, and breach of contract. Watercraft Rentals, et al., also seek to hold the Company liable under alter ego theories of liability.

         Meridian has filed a special appearance in the case, contending that the Texas court cannot assert personal jurisdiction over Meridian. MasterCraft and WetJet have filed answers and a Motion to Deny

Class Certification and Smith, Sunchaser and WaterCraft Rentals have filed motions to certify the class they purport to represent. The case is presently in the early stages of discovery. Management of the Company and of MasterCraft intend to vigorously defend the claims against them.

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

         The Company's operations may be considered "major sources" of air emissions, particularly volatile organic compounds, under the Clean Air Act, and therefore will be required to obtain an operating permit pursuant to Title V of the 1990 Amendments to the Clean Air Act. In addition, the Company's facility emits styrene, which is designated as a hazardous air pollutant, and these facilities will be subject to maximum achievable control technology ("MACT") emission standards. Compliance with MACT standards will be phased in over the next five to ten years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the over-the-counter bulletin board under the symbol "MSPO". Prior to the second quarter of 1997, the Company's Common Stock was listed and traded on the Nasdaq National Market. The following table sets forth the high and low sales prices as reported on the over-the-counter bulletin board for the Company's Common Stock for the second through the fourth fiscal quarter of 1997 and as reported on the Nasdaq National Market for the first fiscal quarter of 1996 through the first fiscal quarter of 1997.

                                                       High       Low
                                                       ----       ---
                    1997
                    ----
          First Quarter........................      $1 5/8        $  15/16
          Second Quarter.......................       1 17/32         3/8
          Third Quarter........................       1 1/2           3/4
          Fourth Quarter.......................       1 9/32          1/2

                    1996
          First Quarter........................      $6 7/8        $3 7/8
          Second Quarter.......................       5 1/8         2 1/2
          Third Quarter........................       4 1/4         1 3/8
          Fourth Quarter.......................       2               3/4

         As of the close of business on March 10, 1998, there were approximately 100 holders of record of the Company's Common Stock.

         The Company did not declare a cash dividend on its Common Stock in 1997 or in 1996. The Company does not anticipate that any dividends will be declared on its Common Stock in the foreseeable future. Any future declaration of dividends would be subject to the discretion of the board of directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors. Meridian receives cash distributions from its subsidiaries to finance corporate liquidity requirements. See Management's Discussion and Analysis of Financial Condition--Liquidity and Capital Resources.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented herein relate to the Water Sports Businesses, including the results of O'Brien through July 31, 1997, Soniform through October 8, 1997, Skeeter through January 31, 1996, and, from July 30, 1993 through May 31, 1996, the results of BW. O'Brien and Soniform were sold on July 31, 1997 and October 8, 1997, respectively. Skeeter and BW were sold on January 31, 1996 and May 31, 1996, respectively.

         The following selected consolidated financial data for the years presented in the table below were derived from the Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.


                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                            1997(a)         1996(b)        1995         1994            1993(c)
                                            -------         -------        -----        -----           -------

STATEMENTS OF OPERATIONS DATA:
Net sales                                   $75,345      $ 102,349         $208,188      $187,625       $122,447
Cost of sales (1)(d)                         57,907         97,678          191,241       140,192         91,642
Selling, general and
  administrative expenses (2)(3)(d)          16,827         32,858           56,673        35,065         29,181
                                             ------         ------           ------        ------         ------
                                                611        (28,187)         (39,726)       12,368          1,624
Interest and related amortization expense    (2,172)        (1,499)          (3,449)       (4,194)        (2,327)
(Loss) gain on sale of businesses and
  unusual item (4)                             (550)        16,850             --            --              --
                                             ------         ------           ------        ------         ------
(Loss) income before income taxes
  and extraordinary charge                  (2,111)       (12,836)          (43,175)        8,174           (703)
Provision (benefit) for income taxes          --             6,958           (5,620)        1,470            352
                                             ------         ------           ------        ------         ------
(Loss) income before extraordinary charge    (2,111)       (19,794)         (37,555)        6,704         (1,055)
Extraordinary charge                            408          1,332             --           1,191            --
                                             ------         ------           ------        ------         ------
Net (loss) income                           ($2,519)      ($21,126)        ($37,555)   $    5,513       ($ 1,055)
                                             =======       ========         ========   ==========       =========
Basic and diluted earnings per
  common share (e):
  (Loss) income before
  extraordinary charge                       ($0.26)     ($   2.47)       ($   4.69)    $    1.17         ($0.20)
Extraordinary charge                          (0.05)         (0.17)             --          (0.21)           --
                                             ------         ------           ------        ------         ------
Net (loss) income                            ($0.31)     ($   2.64)       ($   4.69)    $    0.96         ($0.20)
                                             =======       ========         ========   ==========       =========

---------------------
(1) In 1996 and 1995, includes charges of $18,200 and $22,581, respectively, related to WetJet which include: (a) writedowns of inventory to estimated net realizable value; (b) provisions for expected warranty costs on product sold; and (c) the writedown of tooling and equipment to estimated net realizable value.

(2) In 1996, includes a charge of $1,600 related to the restructuring of the corporate office. In 1996 and 1995, includes charges of $3,800 and $10,617, respectively, related to WetJet which include: (a) provisions for expected costs to ensure sell-through of products in retail dealer inventories; (b) writedowns of accounts receivable to estimated net realizable value; and (c) estimated costs of litigation.

(3) In 1995, includes a charge of $1,893 to writeoff all remaining goodwill related to WetJet.

(4) In 1997, includes a gain of $200 resulting from the O'Brien Sale and a loss of $750 resulting from the Soniform Sale. In 1996, includes gains resulting from the Skeeter Sale of $13,289 and BW Sale of $4,900, net of a valuation adjustment of $1,339 related to O'Brien.

SEE NOTES ON SUCCEEDING PAGE


                                                                    DECEMBER 31,
                                                 ----------------------------------------------
                                                 1997       1996      1995      1994       1993
                                                 ----       ----      ----      ----       ----
BALANCE SHEET DATA (AT PERIOD END):
Total assets........................            $23,884    $44,225  $103,827   $117,512  $99,352
Total debt (including current portion)           17,515     19,295    42,400     35,429   48,613
Stockholders' (deficit) equity......             (9,473)    (6,954)   14,258     51,884   18,266

                                                               YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                 1997(a)    1996(b)   1995      1994       1993(c)
                                                 -------    -------   ----      ----       -------
OTHER DATA:
Depreciation expense (d)............             $1,587     $2,527    $4,379     $3,579     $2,054
Capital expenditures................              1,199      2,354     5,317      7,384(f)   9,048(g)




(a) Includes the results of O'Brien and Soniform through July 31, 1997 and October 8, 1997, respectively.
(b) Includes the results of operations of Skeeter and BW through January 31, 1996 and May 31, 1996, respectively.
(c) Includes the results of operations of BW since July 30, 1993, the date of acquisition.
(d) Depreciation expense is allocated within the historical statements of operations data between cost of sales and selling, general and administrative expenses. Selling, general and administrative expenses includes fees to affiliates of $2,034, $200, $200 and $50 for the years ended December 31, 1993 through 1996, respectively and amortization of intangibles of $524, $615, $2,464 and $116 for the years ended December 31, 1993 through 1996, respectively.
(e) Basic and diluted earnings per share is calculated based upon weighted average shares outstanding for the year (8,000,000 for 1997, 1996 and 1995, 5,768,000 shares for 1994 and 5,200,000 shares for 1993.)
(f) Capital expenditures in 1994 include: approximately $900 related to the completion of the relocation to Cherokee Cove and approximately $800 related to the completion of O'Brien's plant reorganization.
(g) Capital expenditures in 1993 include: approximately $4,600 related to the acquisition of Cherokee Cove, approximately $900 for the initial tooling and machinery purchases at WetJet and approximately $200 related to the reorganization of O'Brien's manufacturing facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Net sales were $75.4 million and $102.4 million for 1997 and 1996, respectively, a decrease of $27.0 million, comprised of a 10% increase in ongoing operations of $5.0 million, offset by a decrease of $32.0 million related to sales of former operations. Ongoing operations increased primarily because of higher dealer demand for newly introduced models and dealer reorders to maintain desired inventory levels. Sales of former operations decreased from $54.8 million in 1996 to $22.8 million in 1997, reflecting the effect of the Skeeter Sale and the BW Sale in 1996 and the O'Brien Sale in July 1997.

         Gross profit was $17.4 million and $4.7 million for the 1997 and 1996 periods, respectively, an increase of $12.7 million. Gross profit in 1996 is net of $18.2 million related to the Company's restructuring of its personal watercraft business. No restructuring charges were recorded in 1997. Gross profit of former operations, excluding restructuring charges, was reduced by $8.3 million in 1997 primarily due to the sale of two businesses in each of 1996 and 1997. Ongoing operations produced $11.2 million and $8.4 million of gross profit in 1997 and 1996, respectively, due to sales increases, improvements in material usage and reduced warranty spending.

         Selling, general and administrative expenses ("SG&A") were $16.8 million and $32.9 million for 1997 and 1996, respectively. SG&A in 1996 included $3.8 million of charges related to the Company's restructuring of its personal watercraft business. Such charges include: (i) provisions for management's estimate of expected costs to ensure sell-through of products in retail dealer inventories; (ii) writedowns of accounts receivable to estimated net realizable value; and (iii) estimated costs of litigation. No restructuring charges were recorded in 1997. Ongoing businesses recorded $2.0 million lower SG&A in 1997 primarily due to lower compensation expense of the headquarters office. The remaining decrease of $10.3 million principally related to the sale of businesses and the reduction of WetJet SG&A.

         Interest and related amortization expense of $2.2 million in 1997 was approximately $0.7 million above 1996 levels due to the effect of higher average outstanding borrowings.

         The O'Brien Sale resulted in a pre-tax gain of approximately $0.2 million in 1997. The Soniform Sale resulted in a pre-tax loss of approximately $0.7 million in 1997. In 1996, the Skeeter Sale resulted in a pre-tax gain of $13.3 million, net of a goodwill writeoff of $10.1 million and the BW Sale resulted in a pre-tax gain of $4.9 million. The Company, in 1996, also recorded a valuation adjustment of $1.3 million related to its O'Brien business.

         In connection with the permanent reduction of outstanding commitments under the O'Brien Credit Agreement in 1997 resulting from the O'Brien Sale, and under the Company Credit Agreement in 1996 resulting from the Skeeter Sale and the BW Sale, the Company recorded extraordinary charges of $0.4 million and $1.3 million, respectively, to writeoff deferred financing costs.

         The Company incurred a loss in 1997 and as such did not record an income tax benefit as the Company was not assured it would be able to realize a benefit for such loss in the future. The Company recorded an income tax provision of $7.0 million in 1996. The income tax provision in 1996 principally includes the establishment of a valuation allowance against previously recorded deferred tax assets and a state and local provision related to the Skeeter Sale and BW Sale. Income before income taxes and extraordinary charge in 1996 is net of a non-deductible goodwill writeoff of $14.4 million recognized in connection with the Skeeter Sale and BW Sale.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         Net sales were $102.4 million and $208.2 million for 1996 and 1995, respectively, a decrease of $105.8 million, of which $99.1 million relates to sales of former operations. Ongoing operations sales decreased 12% to $47.6 million primarily because of lower dealer demand resulting from higher than desired dealer inventory levels. The effect of high dealer inventory levels was accentuated due to generally unfavorable weather conditions during the selling season in 1996. Sales of former operations decreased from $153.9 million in 1995 to $54.8 million in 1996, reflecting the effect of the Skeeter Sale on January 31, 1996, the BW Sale on May 31, 1996 and the reduction of WetJet sales due to its restructuring.

         Gross profit was $4.7 million and $17.0 million for the 1996 and 1995 periods, respectively, a decrease of $12.3 million. Gross profit in 1996 and 1995 is net of $18.2 million and $22.6 million, respectively, related to the Company's restructuring of its personal watercraft business. The restructuring charge in 1996 reflects a revision of management's estimate to repair previously manufactured product, reflecting the cost of additional warranty parts and labor and lower estimates on realizable value of inventories. Gross profit of former operations was reduced by $16.1 million in 1996 primarily due to less than a full year's results of operations of Skeeter and BW being included in the consolidated results of operations of the Company. Ongoing operations produced $8.4 million and $9.0 million of gross profit in 1996 and 1995, respectively, as declines in sales were offset by improvements in material usage and reduced warranty spending.

         SG&A were $32.9 million and $56.7 million for 1996 and 1995, respectively. SG&A in 1996 and 1995 included $3.8 million and $10.6 million, respectively, of charges related to the Company's restructuring of its personal watercraft business. Such charges include: (i) provisions for management's estimate of expected costs to ensure sell-through of products in retail dealer inventories; (ii) writedowns of accounts receivable to estimated net realizable value; and (iii) estimated costs of litigation. Ongoing operations recorded $3.6 million lower SG&A in 1996, before one-time charges, due to lower compensation expense and reduced costs related to the closure of the headquarters office. In 1996, SG&A included a one-time charge of $1.6 million related to the restructuring of the New York headquarters office. The remaining decrease of $15.0 million principally related to the Skeeter Sale, the BW Sale and the reduction of WetJet SG&A.

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

         In 1996, in connection with the permanent reduction of outstanding commitments under the Company Credit Agreement resulting from the Skeeter Sale and the BW Sale, the Company recorded an extraordinary charge of $1.3 million to writeoff deferred financing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows from operating activities were ($3.8) million, ($31.9) million and ($4.3) million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's cash flows from operating activities in 1997 and 1996 reflect cash used to fund operating losses and interest expense and the payment of $9.2 million in 1997, $23.0 million in 1996 and $4.1 million in 1995, of WetJet and corporate restructuring liabilities.

         The Company's net capital expenditures were $1.2 million, $2.4 million and $5.3 million in the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures in 1997 were $0.4 million less than depreciation as the Company's former operations had lower expenditures related to new products. Capital expenditures in 1996 were $0.2 million less than depreciation as the Company curtailed capital spending. Capital expenditures in 1995 slightly exceeded depreciation expense due to the retooling of the WetJet product line and the addition of molds to expand capacity in the boat businesses. Capital expenditures during these periods were funded by bank financings and loans from affiliates. The Company anticipates that its capital expenditures requirements in 1998 will approximate its annual depreciation expense. In 1997 and 1996, cash flows from investing activities included proceeds from the sale of businesses of $6.3 million and $58.4 million, respectively. Such proceeds were used to repay indebtedness of the Company.

         At December 31, 1997, total debt was approximately $17.5 million, which amount represents a $1.8 million decrease from December 31, 1996. The Company's working capital requirements are currently funded by borrowings under the M&F Facility. In 1995 and 1996, through May 31, 1996, the Company's working capital and other requirements were funded by borrowings under a bank credit agreement, which was effectively terminated subsequent to the BW Sale, and borrowings from an affiliate.

         The Company continues to assess its liquidity needs, both immediate and longer-term. As of March 10, 1998, outstanding borrowings under the M&F Facility were approximately $16.6 million. The M&F Facility provides for borrowings on a revolving basis of up to $20 million, bears interest at the prime rate plus 1% and matures at December 1, 1999. Borrowings under the M&F Facility are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Although none of the Company's affiliates are required to provide funding to the Company other than pursuant to the M&F Facility, the Company anticipates that additional liquidity needs, if any, will be met by additional loans from affiliates.

EFFECT OF YEAR 2000

         Some of the Company's computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. In 2000, this could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is in the process of replacing all such software as part of an overall systems upgrading, the estimated cost of which is approximately $500,000. Upon completion of the systems upgrading, its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be substantially completed during 1998. The Company believes that with conversions to new software, the year 2000 issue will not pose significant operations problems.

SEASONALITY AND BACKLOG

         The marine industry is seasonal, with retail sales generally strongest in the months of April through September. Between October and March, manufacturers' shipments depend on dealer restocking activity and requests for new season models presented at trade shows and through promotional programs. New product introductions and fluctuations in demand due to the popularity of the Company's products may also contribute to quarterly or other periodic fluctuations. In 1997, new products introduced in the third quarter contributed to strong sales in the last two quarters. Sales of new products in connection with model changeovers have traditionally caused third quarter sales to be strong. In 1995, unfavorable climate and an uncertain economy in the second quarter caused some delay in marine sales until the third quarter.

In the fourth quarter of 1995, MasterCraft deliberately reduced production to balance field inventories at dealers.

         The following table sets forth net sales for each quarter from January 1, 1995 through December 31, 1997 (in millions) and includes the results of O'Brien through July 31, 1997, Soniform through October 8, 1997, Skeeter through January 31, 1996, and through May 31, 1996, the results of BW. O'Brien and Soniform were sold on July 31, 1997 and October 8, 1997, respectively. Skeeter and BW were sold on January 31, 1996 and May 31, 1996, respectively.


                                                                               1997
                                                   -------------------------------------------------------------
                                                      1Q             2Q            3Q           4Q        TOTAL
                                                   -------         ------        ------      -------      ------

Ongoing operations........................           $12.8          $11.2         $13.2        $15.4       $52.6
Former operations ........................             9.2           10.5           3.1         --          22.8
                                                   -------         ------        ------      -------      ------
                                                     $22.0          $21.7         $16.3        $15.4       $75.4
                                                   =======         ======        ======      =======      ======


                                                                               1996
                                                   -------------------------------------------------------------
                                                      1Q             2Q            3Q           4Q        TOTAL
                                                   -------         ------        ------      -------      ------
Ongoing operations........................           $11.2          $11.9         $13.0        $11.5       $47.6
Former operations ........................            22.4           21.0           4.8          6.6        54.8
                                                    ------         ------       -------      -------     -------
                                                     $33.6          $32.9         $17.8        $18.1      $102.4
                                                   =======         ======        ======      =======      ======


                                                                               1995
                                                   -------------------------------------------------------------
                                                      1Q             2Q            3Q           4Q        TOTAL
                                                   -------         ------        ------      -------      ------
Ongoing operations........................           $14.3          $12.6         $16.8        $10.6       $54.3
Former operations.........................            44.9           46.1          29.8         33.1       153.9
                                                    ------         ------        ------       ------      -------
                                                     $59.2          $58.7         $46.6        $43.7      $208.2
                                                   =======         ======        ======      =======      ======

-----------
         At December 31, 1997 and 1996, the Company had order backlog of approximately $8 million and $9 million (which excludes backlog of former operations), respectively.

INFLATION

         In general, manufacturing costs are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes, however, that such effect has not been material to the Company during the past three years.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contain in this Form 10-K, specifically, the anticipation of future results, are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are customer's acceptance of the Company's new model year products, the ability of boat dealers to obtain financing for their purchases of boats and the satisfaction of the WetJet liabilities within the reserves established.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the consolidated financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedule on Page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1998 annual meeting of shareholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements and Schedule.

         See Index to Financial Statements and Schedule which appears on page F-1 herein.

     (3)  Exhibits

     Exhibit No.  Description
     -----------  -----------
     2.1 Stock Purchase Agreement by and between Yamaha and the Company dated January 22, 1996. (Incorporated by reference to Exhibit 1 to Form 8-K dated February 14, 1996)
     2.2 Amendment No. 1 to Stock Purchase Agreement by and between Yamaha and the Company dated January 31, 1996.
                  (Incorporated by reference to Exhibit 2 to Form 8-K dated February 14, 1996)
     2.3 Asset Purchase Agreement, dated March 29, 1996, among Brunswick Corporation, Boston Whaler, Inc. (now known as BW Sale Corp.) and the Company. (Incorporated by reference to
                  Exhibit 2.3 to Form 10-K for the year ended December 31,
                  1995)
     2.4 Asset Purchase Agreement among Earth and Ocean Sports, Inc., O'Brien International, Inc. (now known as OB Sale Corp.) and the Company dated July 31, 1997. (*)
     2.5 Asset Purchase Agreement among Johnson Worldwide Associates, Inc., Soniform, Inc. (now known as GK Sale Corp.) and the Company dated October 8, 1997. (*)
     3.1 Certificate of Incorporation of the Company. (Incorporated by reference from Form S-1 dated July 7, 1994)
     3.1.1 Certificate of Amendment of the Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 22, 1994. (Incorporated by reference to Exhibit 3.1.1 to Amendment No.1 to Form S-1 dated September 21, 1994)
     3.2 By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to Form S-1 dated July 7, 1994)
     4.1          Articles of Incorporation of the Company.  (See Exhibit 3.1)
     4.2          By-laws of the Company.  (See Exhibit 3.2)
     10.1 Subordinated Revolving Credit Agreement between the Company and Revlon Group Incorporated, now known as RGI Group Incorporated, dated as of January 11, 1996 (Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1995)
     10.2 Meridian Sports Incorporated 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Amendment
                  No.1 to Form S-1 dated September 21, 1994)

     Exhibit No.  Description
     -----------  -----------
     10.3         Registration Rights Agreement between Old Meridian and
                  Meridian Sports Incorporated. (Incorporated by reference to
                  Exhibit 10.13 to Form 10-K for the year ended December 31,
                  1994)
     10.4         Cross-Indemnification Agreement Between National Health
                  Care Group, Inc. and Meridian Sports Incorporated.
                  (Incorporated by reference to Exhibit 10.14 to Form 10-K
                  for the year ended December 31, 1994)
     10.5         Tax Indemnification Agreement among Mafco Holdings Inc.,
                  MacAndrews & Forbes Holdings Inc., New Coleman Holdings Inc.,
                  Old Meridian, Meridian Sports Incorporated and the
                  Subsidiaries of Meridian Sports Incorporated. (Incorporated
                  by reference to Exhibit 10.15 to Form 10-K for the year ended
                  December 31, 1994)
     10.6         Revolving Credit Agreement between the Company and Revlon
                  Group Incorporated, now known as RGI Group Incorporated,
                  dated March 28, 1997. (Incorporated by reference to Exhibit
                  10.17 to Form 10-K for the year ended December 31, 1996)
     10.7         First Amendment dated as of September 30, 1997 to Revolving
                  Credit Agreement between the Company and RGI Group
                  Incorporated, dated March 28, 1997. (*)
     10.8         Second Amendment dated as of March 3, 1998 to Revolving
                  Credit Agreement between the Company and RGI Group
                  Incorporated, dated March 28, 1997. (*)
     21.1         List of Subsidiaries of the Registrant. (*)
     24.1         Powers of Attorney. (*)
     27           Financial Data Schedule. (*)


     (*)  Filed herewith

   (b) There were no reports on Form 8-K filed in the fourth quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MERIDIAN SPORTS INCORPORATED
                                                  (Registrant)




Date: March 31, 1998                  By:  /s/ J. Eric Hanson
      -------------------                  --------------------------
                                           J. Eric Hanson
                                           President and Chief
                                           Executive Officer; Director

Date: March 31, 1998                  By:  /s/ James A. Valkenaar
      -------------------                  --------------------------
                                           James A. Valkenaar
                                           Vice President and
                                           Principal Accounting Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 31, 1998                 By:  Ronald O. Perelman*
      -------------------                  --------------------------
                                           Ronald O. Perelman
                                           Chairman of the Board and Director


Date:  March 31, 1998                 By:  Jerry W. Levin*
      -------------------                  --------------------------
                                           Jerry W. Levin
                                           Director

Date:  March 31, 1998                 By:  John P. Murray, Jr.*
      -------------------                  --------------------------
                                           John P. Murray, Jr.
                                           Director

Date:  March 31, 1998                 By:  Martin D. Payson*
      -------------------                  --------------------------
                                           Martin D. Payson
                                           Director

Date:  March 31, 1998                 By:  Bruce Slovin*
      -------------------                  --------------------------
                                           Bruce Slovin
                                           Director


*   Executed on behalf of the named director pursuant to a power of attorney.

Date:  March 31, 1998                 By:  /s/Thomas E. Kohut
      -------------------                  --------------------------
                                           Thomas E. Kohut
                                           Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) AND (2) AND (d)
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 1997

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                                                           Page
                                                                           ----

          The following consolidated financial statements of Meridian Sports Incorporated and Subsidiaries are included in Item 8:

         Report of Independent Auditors...................................  F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1996.....  F-3

         Consolidated Statements of Operations
           for the years ended December 31, 1997, 1996 and 1995...........  F-4

         Consolidated Statements of Stockholders' (Deficit) Equity
           for the years ended December 31, 1997, 1996 and 1995...........  F-5

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1997, 1996 and 1995...........  F-6

         Notes to Consolidated Financial Statements.......................  F-7

        The following consolidated financial statement schedule of Meridian Sports Incorporated and Subsidiaries is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts and Reserves.....  F-21



         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Meridian Sports Incorporated

        We have audited the accompanying consolidated balance sheets of Meridian Sports Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Sports Incorporated and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                         ERNST & YOUNG LLP


New York, New York
March 5, 1998

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                        December 31,
                                                    ------------------
                                                      1997      1996
                                                    --------- --------
ASSETS
Current assets:
  Cash                                             $  1,123   $  1,968
  Accounts receivable, net of allowances of
    $401 and $2,578, respectively                     3,681      8,467
  Inventories                                         8,040     15,537
  Prepaid expenses and other                          3,974      3,152
                                                    -------    -------
    Total current assets                             16,818     29,124

Property, plant and equipment, net                    6,716     13,243
Other assets                                            350      1,858
                                                    -------    -------
                                                    $23,884    $44,225
                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                          $     13
  Accounts payable                                 $  2,103     6,487
  Accrued expenses and other current liabilities      8,122    23,139
                                                   --------  ---------
    Total current liabilities                        10,225    29,639

Long-term debt                                       17,515    19,282
Other liabilities                                     5,617     2,258

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, par value $0.01 per share;
    10,000,000 shares authorized; no shares
    issued and outstanding
  Common stock, par value $0.01 per share;
    50,000,000 shares authorized; 8,000,000
    shares issued and outstanding                        80        80
  Additional paid-in capital                        131,951   131,951
  Accumulated deficit                              (141,504) (138,985)
                                                   --------  ---------
    Total stockholders' deficit                      (9,473)   (6,954)
                                                   --------  ---------
                                                   $ 23,884  $ 44,225
                                                   ========  =========

                See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                           Year Ended December 31,
                                                   --------------------------------------
                                                     1997          1996          1995
                                                   ----------  ------------   -----------
Net sales:
   Ongoing operations                                $52,582       $47,631       $54,289
   Former operations                                  22,763        54,718       153,899
                                                   ----------  ------------   -----------
                                                      75,345       102,349       208,188
                                                   ----------  ------------   -----------
Cost of sales:
   Ongoing operations                                 41,262        39,214        45,307
   Former operations                                  16,645        58,464       145,934
                                                   ----------  ------------   -----------
                                                      57,907        97,678       191,241
                                                   ----------  ------------   -----------
Selling, general and administrative expenses:
   Ongoing operations                                 10,857        12,801        14,784
   Former operations                                   5,970        20,057        41,889
                                                   ----------  ------------   -----------
                                                      16,827        32,858        56,673
                                                   ----------  ------------   -----------
Operating income (loss):
   Ongoing operations                                    463        (4,384)       (5,802)
   Former operations                                     148       (23,803)      (33,924)
                                                   ----------  ------------   -----------
                                                         611       (28,187)      (39,726)
                                                   ----------  ------------   -----------

(Loss) gain on sale of businesses and unusual item      (550)       16,850             0
Interest and related amortization expense             (2,172)       (1,499)       (3,449)
                                                   ----------  ------------   -----------

Loss before income taxes and extraordinary charge     (2,111)      (12,836)      (43,175)
(Provision) benefit for income taxes                       0        (6,958)        5,620
                                                   ----------  ------------   -----------
Loss before extraordinary charge                      (2,111)      (19,794)      (37,555)
Extraordinary charge                                    (408)       (1,332)            0
                                                   ==========  ============   ===========
Net loss                                             ($2,519)     ($21,126)     ($37,555)
                                                   ==========  ============   ===========

Basic and diluted loss per common share:

   Loss before extraordinary charge                   ($0.26)       ($2.47)       ($4.69)
   Extraordinary charge                                (0.05)        (0.17)         0.00
                                                   ==========  ============   ===========
   Net loss                                           ($0.31)       ($2.64)       ($4.69)
                                                   ==========  ============   ===========

Weighted average shares outstanding (000s)             8,000         8,000         8,000
                                                   ==========  ============   ===========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Additional                     Cumulative
                                      Common       Paid-in        Accumulated   Translation
                                       Stock       Capital          Deficit     Adjustment      Total
                                       -----       -------          -------     ----------     --------
December 31, 1994                       $80        $131,951        ($80,304)       $157         $51,884
Net loss                                                            (37,555)                    (37,555)
Currency translation adjustment                                                     (71)            (71)
                                      ------      ----------     ------------   ----------     --------
December 31, 1995                        80         131,951        (117,859)         86          14,258
Net loss                                                            (21,126)                    (21,126)
Currency translation adjustment                                                     (86)            (86)
                                      ------      ----------     ------------   ----------     --------
December 31, 1996                        80         131,951        (138,985)          0          (6,954)
Net loss                                                             (2,519)                     (2,519)
                                      ------      ----------     ------------   ----------     --------
December 31, 1997                       $80        $131,951       ($141,504)         $0         ($9,473)
                                      ======      ==========     ============   ==========     ========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                              Year Ended December 31,
                                                                         --------------------------------
                                                                          1997        1996        1995
                                                                         --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 ($2,519)   ($21,126)   ($37,555)
                                                                         --------   ---------   ---------
Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                        1,640       2,777       5,297
      Loss (gain) on sale of businesses and
         unusual item, net of income taxes                                   550      (9,892)
      Restructuring charges                                                           23,600      35,091
      Extraordinary charges                                                  408       1,332
      Change in assets and liabilities:
         Decrease in receivables                                           4,786       1,326         443
         Decrease (increase) in inventories                                3,686      (1,705)     (4,457)
         (Decrease) increase in accounts payable and accrued expenses     (4,919)     (6,034)      4,542
         Payment of restructuring liabilities                             (9,192)    (22,988)     (4,108)
         Other, net                                                        1,734         822      (3,533)
                                                                         --------   ---------   ---------
                                                                          (1,307)    (10,762)     33,275
                                                                         --------   ---------   ---------
Net cash flows from operating activities                                  (3,826)    (31,888)     (4,280)
                                                                         --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold of $391 and $394        6,295      58,411
Capital expenditures, net                                                 (1,199)     (2,354)     (5,317)
Other, net                                                                               (20)        (51)
                                                                         --------   ---------   ---------
Net cash flows from investing activities                                   5,096      56,037      (5,368)
                                                                         --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                            (385)    (43,363)      6,971
Net (decrease) increase in borrowings from affiliates                     (1,730)     19,245           0
                                                                         --------   ---------   ---------
Net cash flows from financing activities                                  (2,115)    (24,118)      6,971
                                                                         --------   ---------   ---------

Net (decrease) increase in cash                                             (845)         31      (2,677)
Cash at beginning of period                                                1,968       1,937       4,614
                                                                         --------   ---------   ---------
Cash at end of period                                                     $1,123      $1,968      $1,937
                                                                         ========   =========   =========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.       BACKGROUND AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         Meridian Sports Incorporated ("Meridian", or the "Company") was formed in June 1994. As a result of an initial public offering of its common stock (the "IPO") in October 1994, the Company is a 65% indirectly owned subsidiary of MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), a corporation wholly-owned through Mafco Holdings Inc. (together with its affiliates, "MacAndrews & Forbes").

         On October 8, 1997, the Company entered into and consummated an agreement with Johnson Worldwide Associates, Inc. ("JWA") pursuant to which JWA purchased certain assets and assumed certain liabilities of the Company's Soniform scuba equipment business ("Soniform") for approximately $1,756 (the "Soniform Sale"). The results of operations of Soniform are included in "Former operations" in the accompanying consolidated statements of operations for all periods presented through the date of the Soniform Sale.

         On July 31, 1997, the Company entered into and consummated an agreement with Earth and Ocean Sports, Inc. ("EOS") pursuant to which EOS purchased certain assets and assumed certain liabilities of the Company's O'Brien towable watersports business ("O'Brien"), for approximately $4,930 (the "O'Brien Sale"). The results of operations of O'Brien are included in "Former operations" in the accompanying consolidated statements of operations for all periods presented through the date of the O'Brien Sale.

         On May 31, 1996, the Company consummated a transaction with Brunswick Corporation ("Brunswick") pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW Sale Corp., formerly Boston Whaler, Inc. ("BW") for approximately $26,155 (the "BW Sale"). The results of operations of BW are included in "Former operations" in the accompanying consolidated statements of operations for all periods presented through the date of the BW Sale.

         On January 31, 1996, the Company sold all of the capital stock of its wholly-owned subsidiary Skeeter Products, Inc. ("Skeeter") to Yamaha Motor Corporation, U.S.A. ("Yamaha") for approximately $33,900 (the "Skeeter Sale"). The results of operations of Skeeter are included in "Former operations" in the accompanying consolidated statements of operations for all periods presented through the date of the Skeeter Sale.

         Meridian is a holding company which operates through its wholly-owned subsidiary MasterCraft Boat Company ("MasterCraft"). MasterCraft is a designer, manufacturer and marketer of specialized ski boats targeted principally at boating and waterskiing enthusiasts.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2.      DISPOSALS OF BUSINESSES, UNUSUAL ITEM AND EXTRAORDINARY ITEMS

         On October 8, 1997, the Company entered into and consummated an agreement with JWA pursuant to which JWA purchased certain assets and assumed certain liabilities of the Company's Soniform scuba equipment business for approximately $1,756. The Soniform Sale resulted in a pre-tax loss of approximately $750. The proceeds of the Soniform Sale were used to repay indebtedness of the Company under the M&F Facility, as hereafter defined. In connection with the Soniform Sale, the Company entered into a lease with JWA, pursuant to which it will lease the Soniform manufacturing facility to JWA for a minimum one year period for $80.

         On July 31, 1997, the Company entered into and consummated an agreement with EOS pursuant to which EOS purchased certain assets and assumed certain liabilities of the Company's O'Brien towable watersports business, for approximately $4,930. The O'Brien Sale resulted in a pre-tax gain of approximately $200. The proceeds of the O'Brien Sale were used to permanently repay indebtedness of the Company under a credit agreement with a bank entered into in March 1997 (the "O'Brien Credit Agreement") and to repay other indebtedness under the M&F Facility, as hereafter defined. In connection with the permanent repayment of borrowings under the O'Brien Credit Agreement, the Company recorded an extraordinary charge of $408 to write off all related deferred financing costs.

         On May 31, 1996, the Company consummated a transaction with Brunswick pursuant to which Brunswick purchased certain assets and assumed certain liabilities of BW for $26,155, of which $1,250 is held in escrow through May 1998. The proceeds of the BW Sale were used to repay indebtedness of the Company. The BW Sale resulted in a pre-tax gain of $4,900. The Company also recorded, in 1996, a valuation adjustment of $1,339 related to O'Brien. Due to the permanent commitment reduction in 1996 under the Company's then existing credit agreement with a group of banks (the "Company Credit Agreement") as a result of the Skeeter Sale and BW Sale, the Company recorded an extraordinary charge of $1,332 to writeoff all remaining deferred financing costs. In January 1997, the Company Credit Agreement was terminated and all collateral thereunder was released.

         On January 31, 1996, the Company sold Skeeter to Yamaha pursuant to a Stock Purchase Agreement by and between Yamaha and the Company for approximately $33,900. The proceeds of the Skeeter Sale were used to repay indebtedness of the Company. The Skeeter Sale resulted in a pre-tax gain of $13,289, net of a goodwill writeoff of $10,094.

3.       RESTRUCTURING

         In 1995, the Company recorded a provision for the then estimated cost of the restructuring of its personal watercraft business ("WetJet"). In 1996, the Company recorded additional provisions to reflect revisions to its earlier cost estimates due, in part, to (i) unanticipated delays in implementing the restructuring program and (ii) a longer than anticipated period of time required to complete the

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

execution of the restructuring program. Such additional time requirements coincided with a general deterioration in the overall market for personal watercraft and resulted in the Company's offering of more costly incentives to facilitate the sell-through of product in retail dealer inventories. The Company recorded charges in cost of sales of $18,200 and $22,581 in 1996 and 1995, respectively, which include: (i) writedowns of inventory to estimated net realizable value; (ii) provisions for expected warranty costs on models sold; and (iii) writedowns of tooling and equipment to estimated net realizable value. Additionally, the Company recorded charges in selling, general and administrative expenses of $3,800 and $10,617 in 1996 and 1995, respectively, which include: (i) provisions for expected costs to ensure sell-through of products in retail dealers inventories; (ii) writedowns of accounts receivable to estimated net realizable value; and (iii) estimated costs of litigation related to the personal watercraft business. In addition, the Company recorded in selling, general and administrative expenses a charge of $1,893 in 1995 to writeoff all remaining goodwill related to the personal watercraft business. In 1995, the Company began a restructuring of its WetJet business. In 1997, the Company substantially completed the program and no further charges were recorded in connection with such program. The Company no longer manufactures personal watercraft. There can be no assurance the WetJet liabilities can be satisfied within the reserves established.

         In 1996, the Company recorded in selling general and administrative expenses, a one-time charge of $1,600 comprised primarily of severance costs related to the restructuring of its headquarters office. All liabilities for the headquarters restructuring were paid as of December 31, 1997.

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

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

         Outstanding letters of credit aggregated approximately $3,342 and $1,776 at December 31, 1997 and 1996, respectively, of which letters of credit aggregating $1,745 and $1,739, respectively, are cash collateralized. Trade receivables for boats sold to dealers are generally collateralized by the related boat inventory or letters of credit. Sales made through floor plan arrangements transfer substantially all credit risk to the financing entity.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of the Company's long-term debt approximates its fair value.

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

         STOCK-BASED COMPENSATION:

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at date of the grant over the amount an employee must pay to acquire the stock.

         INCOME TAXES:

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

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         RESEARCH AND DEVELOPMENT:

         Research and development expenditures are expensed as incurred. The amounts charged against operations for the years ended December 31, 1997, 1996 and 1995 were $1,883, $1,795, and $3,254, respectively.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The accruals established for the WetJet restructuring are based on management's estimates of the costs of the restructuring programs. The restructuring programs are substantially complete. There can be no assurance that the programs will be completed within the reserves established.

5.       INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out ("LIFO") method. Inventories consisted of the following:

                                                          December 31,
                                                --------------------------
                                                   1997              1996
                                                ----------        -------

Raw material and supplies.......................  $3,394           $6,372
Work-in-process.................................     753            1,378
Finished goods..................................   4,781            8,896
                                                   -----            -----
                                                   8,928           16,646
Less: Lifo allowance............................    (888)          (1,109)
                                                 --------        ---------
                                                  $8,040          $15,537
                                                  ======          =======

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

6.       PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment, net consisted of the following:

                                                        December 31,
                                                     ------------------
                                                        1997       1996
                                                     -------    ---------
             Land ..................................    $622      $1,372
             Buildings and improvements.............   5,072       8,472
             Machinery and equipment   .............   4,336      12,911
                                                     -------    ---------
                                                      10,030      22,755
             Accumulated depreciation...............  (3,314)     (9,512)
                                                     --------   ---------
                                                      $6,716     $13,243
                                                     ========   =========

          Depreciation expense was $1,587, $2,527 and $4,379 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consisted of the following:

                                                            December 31,
                                                            ------------
                                                         1997         1996
                                                       --------     --------
         Insurance retentions.......................     $2,254       $1,821
         Advertising and promotion..................      1,567        1,159
         Warranty...................................      1,056        3,920
         Compensation and related accruals..........        870        1,724
         Pension plans..............................        541        1,580
         Interest...................................        170          141
         State income and other taxes...............        149        1,202
         Payable to affiliates......................        188          127
         WetJet product sell-through................        510        5,888
         Corporate restructuring ...................         --          897
         Other......................................        817        4,680
                                                       --------     --------
                                                         $8,122      $23,139
                                                         ======      =======

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

8.      LONG-TERM DEBT

        Long-term debt consisted of the following:
                                                               December 31,
                                                               ------------
                                                            1997         1996
                                                          --------     -------
         M&F Facility (a).........................         $17,515    $     --
         Borrowings from affiliates (b)...........              --      19,245
         Capitalized lease obligations............              --          50
                                                           -------     -------
                                                            17,515      19,295
         Less:  Current portion...................              --         (13)
                                                           -------     -------
                                                           $17,515     $19,282
                                                           =======     =======
       --------------------
       (a) In March 1997, the Company entered into a credit agreement with an affiliate (as amended, the "M&F Facility") to refinance existing borrowings from affiliates, to finance the operations, including seasonal working capital needs and restructuring liabilities of the Company. The M&F Facility originally provided for borrowings on a revolving basis of up to $30,000. In connection with the Soniform Sale, the M&F Facility was amended to reduce the M&F Facility commitment to $20,000, reflecting the Company's lower seasonal working capital requirements. The M&F Facility bears interest at the prime rate, as defined, plus 1% (9.5% at December 31, 1997) and matures at December 1, 1999. Loans under the M&F Facility are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be prepaid with the net cash proceeds of the sales of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by such required prepayments. The M&F Facility contains a minimum net worth covenant. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

       (b) Prior to the establishment of the M&F Facility, the Company relied upon borrowings from MacAndrews & Forbes for its liquidity needs. Such borrowings were made on a revolving basis and bore interest, payable quarterly at each fiscal quarter end, at the prime rate (8.25% at December 31, 1996). Borrowings from affiliates were classified as long-term debt on the consolidated balance sheet since the Company refinanced such borrowings with borrowings under the M&F Facility.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9.       INCOME TAXES

         The Company files separate income tax returns. The Company has recorded a provision (benefit) for income taxes as follows:

                                             Year Ended December 31,
                                             -----------------------
                                            1997       1996      1995
                                            ----       ----      ----
         Current:
              Federal................     $    --    $    --   $    --
              State and local........          --      1,147       164
              Foreign................          --         --       122
                                          -------    -------   -------
                                               --      1,147       286
                                          -------    -------   -------
         Deferred:
              Federal................          --      5,811    (5,906)
              State and local........          --         --        --
                                          -------    -------   -------
                                          $    --    $ 6,958   $(5,620)
                                          =======    =======   =======

         During 1997, the Company incurred a loss for which it has not recorded a tax benefit as the Company is not assured it will be able to realize a benefit for such loss in the future.

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

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $41,000 expiring in the years 2005 through 2012. Certain loss carryforwards are subject to certain limitations under the separate return limitation year ("SRLY") rules. The effect of the SRLY rules is to limit the utilization of these losses to the separate income of the subsidiaries of the Company after October 19, 1994. As a result, the Company may have taxable income in future years that cannot be offset by these net operating loss carryforwards.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1997 and 1996 were as follows:

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 December 31,
                                                                 ------------
                                                                1997     1996
                                                                ----     ----
    Deferred tax assets:
        Net operating loss carryforwards.................     $15,638  $10,486
        Doubtful accounts................................         156    1,000
        Reserve for self insurance & warranty costs......       1,467    2,391
        Postretirement benefits and pension liabilities..         453      330
        Other restructuring reserves.....................       1,253    3,524
        Other, net.......................................       1,024    2,386
                                                              -------  -------
            Total deferred tax assets....................      19,991   20,117
        Valuation allowance..............................     (19,637) (18,549)
                                                              -------  -------
             Deferred tax asset, net.....................         354    1,568

    Deferred tax liabilities:
         Fixed assets....................................         354    1,568
                                                              -------  -------
         Total deferred tax liability ...................         354    1,568
                                                              -------  -------
           Net deferred tax asset (liability)............     $     0  $     0
                                                              =======  =======


         The difference between the Company's effective tax rate and the Federal statutory rate is reconciled below:
                                                     Year Ended December 31,
                                                     -----------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
         Benefit at statutory rate..............   (35.0)%   (35.0)%   (35.0)%
         Nondeductible amortization.............     --       39.4       0.4
         State and local taxes, net.............     --        5.8       0.2
         Increase in valuation allowance........    32.8      44.0      21.2
         Other..................................     2.2       --        0.2
                                                   ------    ------    ------
         Effective tax rate provision (benefit).     0.0%     54.2%    (13.0)%
                                                   ======    ======    ======

10.      PAYABLES TO AFFILIATES AND OTHER RELATED PARTY TRANSACTIONS

         The Company relies upon borrowings from affiliates and operating cash flow to fund its liquidity needs. Interest expense on such borrowings from affiliates was $1,912 and $410 for the years ended December 31, 1997 and 1996, respectively and is included in interest and related amortization expense in the consolidated statement of operations. In March 1997 the Company entered into the M&F Facility with an affiliate.

         The Company and certain affiliates of MacAndrews & Forbes are afforded coverage under selected common insurance policies obtained by MacAndrews & Forbes. The Company reimburses MacAndrews & Forbes its allocable portion of the cost of this insurance coverage. At December 31,

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1997 and 1996, the Company owed $188 and $127, respectively, to MacAndrews & Forbes for services and out-of-pocket expenses. The Company purchases from and sells products to an affiliate on an arms-length basis. These amounts are not, in the aggregate, material.

         MacAndrews & Forbes, certain of its affiliates and the Company are parties to a tax indemnification agreement (the "Tax Indemnification Agreement"). Pursuant to the Tax Indemnification Agreement, MacAndrews & Forbes will indemnify the Company, on an after-tax basis, against (i) any liability to the Internal Revenue Service for any consolidated federal income taxes of the Company for any period (or portion thereof) beginning on or after April 28, 1989 and ending on or before the date of the IPO, (ii) any liability to a state or local taxing authority for any combined state and local income taxes of the Company for any period (or portion thereof) beginning on or after April 28, 1989 and ending on or before the date of the IPO, to the extent such taxes arise in any return in which the Company or any affiliate thereof filed a combined return with MacAndrews & Forbes or any MacAndrews & Forbes affiliate, and (iii) any liability to the Internal Revenue Service or a state or local taxing authority, as the case may be, for any consolidated federal or combined state or local income taxes incurred by the Company as a result of the Company or any affiliate thereof being part of any consolidated or combined tax return with MacAndrews & Forbes or any MacAndrews & Forbes affiliate.

11.      EMPLOYEE BENEFIT PLANS

PENSION PLANS:

         The Company maintains pension and other retirement plans in various forms covering employees of the Company who meet eligibility requirements. The salaried retirement plan is a non-contributory defined benefit plan and provides benefits based on a formula of each participant's final average pay and years of service. The hourly pension plan is a non-contributory defined benefit plan and contains a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement and the salaried plan takes into account offsets for Social Security benefits. The Company's policy is generally to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act, as amended. Under certain circumstances, the Company may make additional contributions to the pension plans up to the maximum deductible amounts for income tax purposes.

         The Skeeter Sale and the transfer of assets and related liabilities to plans established in 1996 resulted in one of the Company's plans having assets in excess of accumulated benefits as of December 31, 1996. The Skeeter Sale resulted in a curtailment of the pension plans which reduced the projected benefit obligation by $479, which was recorded in unrecognized net loss. The O'Brien Sale and Soniform Sale together resulted in a curtailment of the pension plans which reduced the projected benefit obligation by $777, which was primarily recognized in loss on sale of businesses.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

         The following tables reconcile the funded status of the Company's pension plans in 1997 and 1996 with the amount recognized in the Company's consolidated balance sheets as of the dates indicated.



                                                                December 31,
                                                   ------------------------------------------
                                                         1997                1996
                                                   -------------    -------------------------
                                                      Assets          Assets      Accumulated
                                                      Exceed          Exceed       Benefits
                                                    Accumulated     Accumulated     Exceed
                                                      Benefits       Benefits        Assets
                                                      --------       --------        ------
Actuarial present value of benefit obligation:
Accumulated benefit obligation, includes vested
  benefits of $2,649 in 1997 and
  $1,270 and $1,366 in 1996...............           ($2,960)        ($1,552)       ($1,646)
                                                     ========        ========       ========
Projected benefit obligation for service
       rendered to date........................      ($3,749)        ($3,119)       ($1,999)
Plan assets at fair value......................        3,926           1,698          1,143
                                                     --------        --------       --------
Plan assets in excess of (less than)
       projected benefit obligation............         177           (1,421)          (856)
Unrecognized prior service cost................          (8)             (14)            --
Unrecognized net loss (gain)...................        (710)             325            386
                                                     --------        --------       --------
Net pension liability..........................       ($541)         ($1,110)         ($470)
                                                     ========        ========       ========

         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% as of December 31, 1997 and 1996. The rate of increase in future compensation levels reflected in such determination was 5% as of December 31, 1997 and 1996. The expected long-term rate of return on assets was 9% as of December 31, 1997, 1996 and 1995. Plan assets are primarily invested in U.S. government securities, corporate bond and equity funds and money market investments. Unrecognized items are amortized over the estimated remaining service lives of active employees.

         Net pension expense before curtailment gains in 1997 for the Company's pension plans in 1997 and 1996 and for the Company's allocable portion of Holdings' pension plans in 1995 includes the following components:

                                             Year Ended December 31,
                                             -----------------------
                                              1997    1996    1995
                                              ----    ----    ----
  Service cost-benefits attributed to
     service during the year................  $370    $543    $478
  Interest cost on projected
     benefit obligation.....................   287     322     270
  Actual return on plan assets..............  (437)   (262)   (250)
  Net amortization and deferrals............   126     115     138
                                              ----    ----    ----
  Net pension expense before curtailment
     gains in 1997..........................  $346    $718    $636
                                              ====    ====    ====

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

SAVINGS PLAN:

         The Company maintains employee savings plans under Section 401(k) of the Internal Revenue Code. These plans cover substantially all of the Company's full-time U.S. employees and allows employees to contribute a portion of their salary to the plans. The Company matches employee contributions at predetermined rates. Amounts charged to expense for matching contributions were $114, $298 and $523 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         Under the terms of the Stock Option Plan, incentive stock options ("ISOs") may be granted to key employees of the Company and any of its affiliates from time to time. Such options vest ratably over three or four-year periods. The aggregate number of shares of common stock as to which options and rights may be granted under the Stock Option Plan may not exceed 500,000.

         The following table summarizes the stock option transactions under the Stock Option Plan:

                                                        Option Price
                                              Shares     per share ($)
                                              ------     -------------
Option outstanding at January 1, 1995......   200,000       11.00
  Canceled.................................   (32,750)      11.00
                                             --------
Options outstanding at December 31, 1995...   167,250       11.00
  Granted..................................    50,000        3.50
  Canceled.................................  (149,750)      11.00
                                             --------
Options outstanding at December 31, 1996...    67,500        3.50-11.00
  Granted..................................   125,000        0.75
  Canceled.................................   (53,000)       3.50-11.00
                                             --------
Options outstanding at December 31, 1997...   139,500        0.75-11.00
                                             ========

       Of such options, 10,875 were exercisable at December 31, 1997, 25,417 were exercisable at December 31, 1996, and 41,813 were exercisable at December 31, 1995. The weighted average remaining contractual life of the options outstanding was approximately 9.4 years, 8.9 years and 8.8 years at December 31, 1997, 1996 and 1995, respectively. The weighted average fair value of options granted during 1997 and 1996 was approximately $84 and $95, respectively.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12.      COMMITMENTS AND CONTINGENCIES

         On August 29, 1996, an action known as Shelton Smith, on behalf of himself and others similarly situated v. Sunchaser Marine, MasterCraft Boat Company, Inc., WetJet, A Division of MasterCraft and Meridian Sports Incorporated, was brought in the 207th District Court of Comal County, Texas by Shelton Smith on behalf of himself and a putative nationwide class of WetJet personal watercraft consumers, asserting claims against the Company, WetJet, MasterCraft, and Sunchaser Marine, Inc. ("Sunchaser") under the Texas Deceptive Trade Practices Act ("DTPA") and the Uniform Commercial Code for alleged breaches of express and implied warranties with respect to the sale of the WetJet personal watercraft units. The complaint also alleges that MasterCraft and/or WetJet were utilized as alter egos or mere instrumentalities of the Company. Shortly thereafter, Sunchaser, a WetJet dealer, filed a cross-action against MasterCraft, WetJet, and the Company asserting various causes of action based on allegations that the cross-defendants breached various warranties and representations relating to the dealer contract and the supply of merchantable WetJet units to the dealer. Sunchaser subsequently amended its third-party petition to add those allegations on behalf of a class of all entities who were retailers, dealers or distributors of the WetJet units or who performed warranty work on the units. Sunchaser also seeks to hold the Company liable under alter ego theories of liability. Finally, Watercraft Rentals, Inc., Randow L. Knodel and Harriet Fortson ("WaterCraft Rentals") intervened in the lawsuit and now assert, on behalf of themselves and a putative class of entities who purchased the WetJet units for purposes of renting or leasing them, causes of action for violations of the Texas DTPA, breach of express and implied warranties, and breach of contract. Watercraft Rentals, et al., also seek to hold the Company liable under alter ego theories of liability.

         Meridian has filed a special appearance in the case, contending that the Texas court cannot assert personal jurisdiction over Meridian. MasterCraft and WetJet have filed answers and a Motion to Deny Class Certification and Smith, Sunchaser and WaterCraft Rentals have filed motions to certify the class they purport to represent. The case is presently in the early stages of discovery. Management of the Company and of MasterCraft intend to vigorously defend the claims against them.

         The Company currently leases manufacturing and sales facilities and various types of equipment under operating lease agreements expiring through 2033. Rental expense was $472, $592, and $961 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum rental commitments under all noncancellable operating leases with remaining lease terms in excess of one year from December 31, 1997, was approximately $1,346; such commitments for each of the five years subsequent to December 31, 1997 are $152, $63, $63, $32 and $32 respectively.

         Under certain conditions, the Company is also obligated to repurchase new inventory repossessed from distributors by financial institutions which provide credit to boat dealerships and distributors. Such inventory is generally resold to other customers of the Company, without a significant effect on the results of operations of the Company. The contingent obligation of the

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Company under such floorplanning agreements aggregated approximately $27,000 and $29,000 at December 31, 1997 and 1996, respectively.

         The Company and MacAndrews Holdings are involved in certain claims and legal actions arising in the ordinary course of business, including environmental matters. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations. The Company has entered into a cross-indemnification agreement with MacAndrews Holdings pursuant to which it will indemnify Holdings against all liabilities related to businesses transferred to the Company, and MacAndrews Holdings will indemnify the Company against all liabilities of MacAndrews Holdings other than liabilities related to the businesses transferred to the Company.

13.      CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. Interest paid for the years ended December 31, 1997, 1996 and 1995 was approximately $2,119, $1,745 and $3,295, respectively. Income taxes paid were $281, $122 and $609 for the years ended December 31, 1997, 1996 and 1995, respectively.

14.      PREFERRED STOCK

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

15.     EARNINGS PER COMMON SHARE

         During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the effect of which was not significant.

         Basic and diluted earnings per common share has been computed based on 8,000,000 weighted average shares outstanding for the years ended December 31, 1997, 1996 and 1995, respectively. The effect of the outstanding stock options is anti-dilutive for each of the periods presented as the Company reported net losses for such periods.

                                    MERIDIAN SPORTS INCORPORATED
                                 VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                        (DOLLARS IN THOUSANDS)


                                                  ----------------------------
                                                             Additions
----------------------------------------------------------------------------------------------------------------
                                                        (1)            (2)
                                      Balance at     Charged to     Charged to                     Balance at
               Description            beginning      costs and        other        Deductions         end
                                       of year       expenses *      accounts          **           of year
----------------------------------------------------------------------------------------------------------------
Year ended
December 31, 1995:

Allowance for Doubtful Accounts         $1,364         $1,987           $0            $670           $2,681

Year ended
December 31, 1996:

Allowance for Doubtful Accounts         $2,681         $1,165           $0           $1,268          $2,578

Year ended
December 31, 1997:

Allowance for Doubtful Accounts         $2,578          $210            $0           $2,387           $401

------------------
* Includes $100 and $1,241 of restructuring charges related to the personal watercraft business in 1996 and 1995, respectively.

** The allowance for doubtful accounts was reduced by $364 in 1997 as a result of the O'Brien Sale and the Soniform Sale and by $540 in 1996 as a result of the Skeeter Sale and the BW Sale.