Form 10-Q
period 1998-03-31
MERIDIAN SPORTS INC
filed 1998-05-12
CIK 926474

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

            Class                                   Outstanding at May 11, 1998
----------------------------                        ---------------------------
  Common Stock, $0.01 par                                     8,000,000

As of May 11, 1998, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                                     INDEX

                         PART I - FINANCIAL INFORMATION                    PAGE


Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Operations
         Three Months Ended March 31, 1998 and 1997..........................3

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997................................4

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997..........................5

         Notes to Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................8


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 6.  Exhibits and Reports on Form 8-K ...................................10

         Exhibit Index.......................................................11

         Signatures..........................................................12

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                  1998        1997
                                                --------    --------
Net sales:
   Ongoing operations                           $ 15,062    $ 12,830
   Former operations                                --         9,192
                                                --------    --------
                                                  15,062      22,022
                                                --------    --------
Cost of sales:
   Ongoing operations                             11,798      10,153
   Former operations                                --         6,553
                                                --------    --------
                                                  11,798      16,706
                                                --------    --------
Selling, general and administrative expenses:
   Ongoing operations                              3,247       2,749
   Former operations                                --         2,335
                                                --------    --------
                                                   3,247       5,084
                                                --------    --------
Operating income (loss):
   Ongoing operations                                 17         (72)
   Former operations                                --           304
                                                --------    --------
                                                      17         232
                                                --------    --------
Interest and related amortization expense           (385)       (498)
                                                --------    --------

Loss before income taxes                            (368)       (266)
Provision for income taxes                             0           0
                                                ========    ========
Net loss                                           ($368)      ($266)
                                                ========    ========

Basic and diluted loss per common share:
   Net loss                                       ($0.05)     ($0.03)
                                                ========    ========
Weighted average shares outstanding (000s)         8,000       8,000
                                                ========    ========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                March 31,   December 31,
                                                                   1998         1997
                                                                ---------   -----------
ASSETS

Current assets:
   Cash                                                         $     464    $   1,123
   Accounts receivable, net of allowances                           5,837        3,681
   Inventories                                                      7,214        8,040
   Prepaid expenses and other                                       2,032        3,974
                                                                ---------    ---------
      Total current assets                                         15,547       16,818

Property, plant and equipment, net                                  6,535        6,716
Other assets                                                          344          350
                                                                ---------    ---------
                                                                $  22,426    $  23,884
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                             $   2,934    $   2,103
   Accrued expenses and other current liabilities                   7,494        8,122
                                                                ---------    ---------
      Total current liabilities                                    10,428       10,225

Long-term debt                                                     16,208       17,515
Other liabilities                                                   5,631        5,617

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share; 10,000,000
      shares authorized; no shares issued and outstanding
   Common stock, par value $0.01 per share; 50,000,000 shares
      authorized; 8,000,000 shares issued and outstanding              80           80
   Additional paid-in capital                                     131,951      131,951
   Accumulated deficit                                           (141,872)    (141,504)
                                                                ---------    ---------
      Total stockholders' deficit                                  (9,841)      (9,473)
                                                                ---------    ---------
                                                                $  22,426    $  23,884
                                                                =========    =========

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   1998       1997
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           ($368)     ($266)
                                                                                 -------    -------

Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                  325        507
      Change in assets and liabilities:
         Increase in receivables                                                  (2,156)    (7,018)
         Decrease in inventories                                                     826        611
         Increase (decrease) in accounts payable and accrued expenses                354       (495)
         Payment of restructuring liabilities                                       (152)    (1,850)
         Other, net                                                                1,963      1,131
                                                                                 -------    -------
                                                                                   1,160     (7,114)
                                                                                 -------    -------
Net cash flows from operating activities                                             792     (7,380)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net                                                           (144)      (159)
                                                                                 -------    -------
Net cash flows from investing activities                                            (144)      (159)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                                      --      5,432
Net (decrease) increase in borrowings from affiliates                             (1,307)       675
                                                                                 -------    -------
Net cash flows from financing activities                                          (1,307)     6,107
                                                                                 -------    -------

Net decrease in cash                                                                (659)    (1,432)
Cash at beginning of period                                                        1,123      1,968
                                                                                 -------    -------
Cash at end of period                                                            $   464    $   536
                                                                                 =======    =======

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first three months of 1998 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-21 of the Company's annual report on Form 10-K for the year ended December 31, 1997. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation.

         The Company is a holding company which operates through its wholly-owned subsidiary MasterCraft Boat Company ("MasterCraft"). MasterCraft is a designer, manufacturer and marketer of specialized ski boats targeted principally at boating and water-skiing enthusiasts. On July 31, 1997, the Company sold its O'Brien towable watersports business ("O'Brien"). On October 8, 1997, the Company sold its scuba equipment business ("Soniform"). The results of operations of O'Brien and Soniform ("former operations") are included in the consolidated results of operations of the Company through their respective dates of sale. The results of the Company's MasterCraft business and headquarters function are presented in "ongoing operations" in the statements of operations.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accruals established for the WetJet recall and repair programs are based on management's estimates of the costs of such programs. The programs are substantially complete. There can be no assurance that the programs will be completed within the reserves established.

2.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share have been computed based upon 8,000,000 shares for the three months ended March 31, 1998 and 1997.

3.  INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("LIFO"). Inventories consisted of the following:

                                                March 31,       December 31,
                                                  1998              1997
                                                ---------       ------------
Raw materials and supplies....................   $2,913            $3,394
Work-in-process...............................      906               753
Finished goods................................    4,283             4,781
                                                 ------            ------
                                                  8,102             8,928
Less: LIFO allowance..........................     (888)             (888)
                                                 ------            ------
                                                 $7,214            $8,040
                                                 ======            ======

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


4.  CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. For the three months ended March 31, 1998 and 1997, interest paid was $385 and $487, respectively; income taxes paid were $3 and $23, respectively.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997. The results of operations of MasterCraft and the headquarters function are presented as ongoing operations; the results of operations of O'Brien and Soniform are presented as former operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

         Net sales from ongoing operations increased 18% to $15.1 million in 1998 versus $12.8 million in 1997 primarily because of new model introductions in mid-1997, improved inventory levels and financing availability for the Company's dealers. Consolidated net sales of $22.0 million in 1997 included $9.2 million of sales of former operations.

         Gross profit from ongoing operations increased to $3.3 million in 1998 versus $2.7 million in 1997. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume and enhanced manufacturing cost controls. Consolidated gross profit of $5.3 million in 1997 included $2.6 million of gross profit from former operations.

         SG&A expenses of ongoing operations increased to $3.2 million in 1998 versus $2.7 million in 1997. The planned increase is primarily due to additional sales and marketing spending during the boat show season during 1998 to drive early season sales. Consolidated SG&A expenses in 1997 included $2.3 million of charges related to former operations.

         Interest and related amortization expense of $0.4 million in 1998 was $0.1 million lower than 1997 levels due to the effect of lower average outstanding borrowings in 1998.

         The Company recorded a pre-tax loss in 1998 and 1997. During 1998 and 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1998 and 1997, cash flows from operating activities was $0.8 million and ($7.4) million, respectively. The Company's cash flows from operating activities in 1998 and 1997 reflect the payment of restructuring liabilities of $0.2 million and $1.9 million, respectively. In 1997, the Company's cash flows from operating activities reflected the seasonal working capital requirements of former operations, primarily accounts receivable.

         The Company's net capital expenditures were $0.1 million and $0.2 million for the three months ended March 31, 1998 and 1997, respectively.

         The Company is in the process of replacing all computer software which are not year 2000 compliant as part of an overall systems upgrading, the estimated cost of which is approximately $0.5 million. Upon completion of the systems upgrading, its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be substantially completed during 1998. The Company believes that with conversions to new software, the year 2000 issue will not pose significant operations problems.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


         The Company's liquidity needs are generally for seasonal working capital needs and capital expenditures. In March 1997, the Company entered into the M&F Facility to refinance existing borrowings from affiliates and to finance, on a revolving basis, the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility, as amended, provides for borrowings on a revolving basis of up to $20.0 million and matures at December 1, 1999. Loans under the M&F Facility bear interest at the prime rate, as defined, plus 1% and are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be repaid with the net cash proceeds of the sales of assets or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by certain required prepayments. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

         At March 31, 1998 the Company had outstanding debt of $16.2 million under the M&F Facility. The decrease of $1.3 million from December 31, 1997 resulted primarily from the return of cash used to secure outside financing. At May 6, 1998, the company had aggregate borrowings of $14.1 million under the M&F Facility.

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

             See exhibit index on page 11.

         b.  Reports on Form 8-K

             None.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

    27*           Financial Data Schedule.



*  filed herewith

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


                                            MERIDIAN SPORTS INCORPORATED
                                                   (Registrant)



May 11, 1998                                By: /s/ James A. Valkenaar
                                               --------------------------------
                                                James A. Valkenaar
                                                Vice President
                                                (Principal Accounting Officer)