Form 10-Q
period 1998-06-30
MERIDIAN SPORTS INC
filed 1998-08-13
CIK 926474

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

         Class                               Outstanding at August 13, 1998
-----------------------                      ------------------------------
Common Stock, $0.01 par                                 8,000,000

          As of August 13, 1998, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect
                 wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


                                     INDEX




                             PART I - FINANCIAL INFORMATION                PAGE
                                                                           ----

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Operations
           Six and Three Months Ended June 30, 1998 and 1997................ 3

           Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997.............................. 4

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997.......................... 5

           Notes to Consolidated Financial Statements....................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 8


                            PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 11

Item 4.    Submission of Matters to a Vote of Security Holders............. 11

Item 6.    Exhibits and Reports on Form 8-K ............................... 11

           Exhibit Index................................................... 12

           Signatures...................................................... 13

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                     Six Months Ended      Three Months Ended
                                                          June 30,               June 30,
                                                    -------------------    -------------------
                                                      1998        1997       1998        1997
                                                    -------     -------    -------     -------
Net sales:
   Ongoing operations                               $31,621     $24,009    $16,559     $11,179
   Former operations                                      -      19,719    $     -     $10,527
                                                    -------     -------    -------     -------
                                                     31,621      43,728     16,559      21,706
                                                    -------     -------    -------     -------
Cost of sales:
   Ongoing operations                                24,669      18,980     12,871       8,827
   Former operations                                      -      13,792          -       7,239
                                                    -------     -------    -------     -------
                                                     24,669      32,772     12,871      16,066
                                                    -------     -------    -------     -------
Selling, general and administrative expenses:
   Ongoing operations                                 6,260       5,142      3,005       2,393
   Former operations                                    (17)      5,083         (4)      2,716
                                                    -------     -------    -------     -------
                                                      6,243      10,225      3,001       5,109
                                                    -------     -------    -------     -------
Operating income (loss):
   Ongoing operations                                   692        (113)       683         (41)
   Former operations                                     17         844          4         572
                                                    -------     -------    -------     -------
                                                        709         731        687         531
                                                    -------     -------    -------     -------

Interest and related amortization expense              (707)       (970)      (322)       (504)
                                                    -------     -------    -------     -------

Income (loss) before income taxes                         2        (239)       365          27
(Provision) benefit for income taxes                      -           -          -           -
                                                    =======     =======    =======     =======
Net income (loss)                                        $2       ($239)      $365         $27
                                                    =======     =======    =======     =======

Basic and diluted income (loss) per common share:
   Net income (loss)                                  $0.00      ($0.03)     $0.05       $0.00
                                                    =======     =======    =======     =======

Weighted average shares outstanding (000s)            8,000       8,000      8,000       8,000
                                                    =======     =======    =======     =======

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                  June 30,     December 31,
ASSETS                                                              1998           1997
                                                                  --------     ------------
Current assets:
   Cash                                                               $190         $1,123
   Accounts receivable, net of allowances                            3,390          3,681
   Inventories                                                       6,979          8,040
   Prepaid expenses and other                                          927          3,974
                                                                   -------        -------
      Total current assets                                          11,486         16,818

Property, plant and equipment, net                                   6,373          6,716
Other assets                                                           310            350
                                                                   -------        -------
                                                                   $18,169        $23,884
                                                                   =======        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                  4,096          2,103
   Accrued expenses and other current liabilities                    6,637          8,122
                                                                   -------        -------
      Total current liabilities                                     10,733         10,225

Long-term debt                                                      11,257         17,515
Other liabilities                                                    5,650          5,617

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.01 per share; 10,000,000
      shares authorized; no shares issued and outstanding
   Common stock, par value $0.01 per share; 50,000,000 shares
      authorized; 8,000,000 shares issued and outstanding               80             80
   Additional paid-in capital                                      131,951        131,951
   Accumulated deficit                                            (141,502)      (141,504)
                                                                   -------        -------
      Total stockholders' deficit                                   (9,471)        (9,473)
                                                                   -------        -------
                                                                   $18,169        $23,884
                                                                   =======        =======

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                 1998           1997
                                                                ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $2          ($239)
                                                                ------         ------

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                650          1,126
      Change in assets and liabilities:
         Decrease (increase) in receivables                        579         (6,446)
         Decrease in inventories                                   905          1,301
         Increase (decrease) in accounts payable and
           accrued expenses                                      1,403         (3,149)
         Payment of restructuring liabilities                   (1,028)        (3,290)
         Other, net                                              1,839          1,526
                                                                ------         ------
                                                                 4,348         (8,932)
                                                                ------         ------
Net cash flows from operating activities                         4,350         (9,171)
                                                                ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Release of escrow funds from the sale of a former operation      1,282              -
Capital expenditures, net                                         (307)          (608)
                                                                ------         ------
Net cash flows from investing activities                           975           (608)
                                                                ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                     -          4,272
Net (decrease) increase in borrowings from affiliates           (6,258)         4,235
                                                                ------         ------
Net cash flows from financing activities                        (6,258)         8,507
                                                                ------         ------

Net decrease in cash                                              (933)        (1,272)
Cash at beginning of period                                      1,123          1,968
                                                                ------         ------
Cash at end of period                                             $190           $696
                                                                ======         ======

                 See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first six months of 1998 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-21 of the Company's annual report on Form 10-K for the year ended December 31, 1997. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation.

         The Company is a holding company which operates through its wholly-owned subsidiary MasterCraft Boat Company ("MasterCraft"). MasterCraft is a designer, manufacturer and marketer of specialized ski boats targeted principally at boating and water-skiing enthusiasts. On July 31, 1997, the Company sold its O'Brien towable watersports business ("O'Brien"). On October 8, 1997, the Company sold its scuba equipment business ("Soniform"). The results of operations of O'Brien and Soniform ("former operations") are included in the consolidated results of operations of the Company through their respective dates of sale. The results of the Company's MasterCraft business and headquarters function are presented in "ongoing operations" in the consolidated statements of operations.

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

2.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share have been computed based upon 8,000,000 shares for the six and three months ended June 30, 1998 and 1997.

3.       INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("LIFO"). Inventories consisted of the following:

                                          June 30,        December 31,
                                            1998              1997
                                            ----              ----
Raw materials and supplies.............    $2,979            $3,394
Work-in-process........................       982               753
Finished goods.........................     3,906             4,781
                                          -------           -------
                                            7,867             8,928
Less: LIFO allowance...................      (888)             (888)
                                          -------           -------
                                          $ 6,979           $ 8,040
                                          =======           =======

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.       CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. For the six months ended June 30, 1998 and 1997, interest paid was $707 and $970, respectively; income taxes paid were $21 and $435, respectively.

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

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Net sales from ongoing operations increased 32% to $31.6 million in 1998 versus $24.0 million in 1997 primarily because of new models introduced in mid-1997, improved inventory levels and financing availability for the Company's dealers. Consolidated net sales of $43.7 million in 1997 included $19.7 million of sales of former operations.

         Gross profit from ongoing operations increased to $7.0 million in 1998 versus $5.0 million in 1997. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume and enhanced manufacturing cost controls. Consolidated gross profit of $11.0 million in 1997 included $6.0 million of gross profit from former operations.

         SG&A expenses of ongoing operations increased to $6.3 million in 1998 versus $5.1 million in 1997. The planned increase is primarily due to additional sales and marketing spending during the boat show season in 1998 to drive early season sales. Consolidated SG&A expenses in 1997 included $5.1 million of charges related to former operations.

         Interest and related amortization expense of $0.7 million in 1998 was $0.3 million lower than 1997 levels due to the effect of lower average outstanding borrowings in 1998.

         The Company recorded a small profit in 1998 and a pre-tax loss in 1997. During 1998, the company did not record a tax provision due to the utilization of net operating loss carryforwards. During 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         Net sales from ongoing operations increased 48% to $16.6 million in 1998 versus $11.2 million in 1997 primarily because of the success of the new models introduced in mid-1997, reduced inventory levels and financing availability for the Company's dealers, and increased sell through at retail. Consolidated net sales of $21.7 million in 1997 included $10.5 million of sales of former operations.

         Gross profit from ongoing operations increased to $3.7 million in 1998 versus $2.4 million in 1997. The improved performance arose from the higher sales, as well as higher margins on sales due to higher volume, reduced discounts due to demand and improved manufacturing cost controls. Consolidated gross profit of $5.7 million in 1997 included $3.3 million of gross profit from former operations.

         SG&A expenses for ongoing operations increased to $3.0 million in 1998 versus $2.4 million in 1997. The planned increase is primarily due to additional sales and marketing spending to promote additional incremental sales. Consolidated SG&A expenses in 1997 included $2.7 million of charges related to former operations.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         Interest and related amortization expense of $0.3 million in 1998 was $0.2 million lower than 1997 levels due to the effect of lower average outstanding borrowings in 1998.

         During 1998, the Company recorded a pre-tax profit for the second quarter. During 1998, the company did not record a tax provision due to the utilization of net operating loss carryforwards. The Company recorded a pre-tax loss in 1997. During 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998 and 1997, cash flows from operating activities were $4.4 million and ($9.2) million, respectively. The Company's cash flows from operating activities in 1998 and 1997 reflect the payment of restructuring liabilities of $1.0 million and $3.3 million, respectively. In 1997, the Company's cash flows from operating activities reflected the seasonal working capital requirements of former operations, primarily accounts receivable.

         The Company's net capital expenditures were $0.3 million and $0.6 million for the six months ended June 30, 1998 and 1997, respectively.

         The Company is in the process of replacing all computer software that is not year 2000 compliant as part of an overall systems upgrading, the estimated cost of which is approximately $0.5 million. Upon completion of the systems upgrading, its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be substantially completed during 1998. In addition, the Company is in the process of surveying its significant customers and vendors to assess their year 2000 readiness. We expect to complete the survey by the end of 1998. The Company believes that with conversions to new software and the completion of our customer and vendor survey, the year 2000 issue will not pose significant operations problems.

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

         At June 30, 1998 the Company had outstanding debt of $11.3 million under the M&F Facility. The decrease of $6.3 million from December 31, 1997 resulted from the return of cash used to secure financing for the Company's dealers, the release of escrow funds from the sale of a former operation, and a reduction in working capital. At August 6, 1998, the company had aggregate borrowings of $14.5 million under the M&F Facility.

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

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the quarter, the action known as Shelton Smith, on behalf of himself and others similarly situated v. Sunchaser Marine, MasterCraft Boat Company, Inc., WetJet, A Division of MasterCraft and Meridian Sports Incorporated as disclosed in the Company's 1997 Form 10-K was settled.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1998 annual meeting of shareholders was held on May 14, 1998. Directors elected at the meeting were Ronald O. Perelman, J. Eric Hanson, Bruce Slovin, Jerry W. Levin, John P. Murray, and Martin D. Payson, constituting the entire board of directors. All of the directors were elected without opposition. There were no broker nonvotes. Other matters voted on were a proposal to ratify the appointment of Ernst & Young LLP as the independent certified public accountants for the Company for 1998.

         The tabulation of votes for each matter is as follows:

         1.                      Election of Directors

                  Nominees
                     For
                  Directors              For        Withheld      Abstained
                  ---------              ---        --------      ---------
              Ronald O. Perelman      7,684,834      38,030          - -
              J. Eric Hanson          7,685,834      37,030          - -
              Bruce Slovin            7,685,834      37,030          - -
              Jerry W. Levin          7,685,834      37,030          - -
              John P. Murray          7,685,834      37,030          - -
              Martin D. Payson        7,685,834      37,030          - -

         2.    Ratification of Independent Certified Public Accountants

                                      7,692,434      17,950         12,480


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


                                         MERIDIAN SPORTS INCORPORATED
                                                 (Registrant)


August 13, 1998                          By: /s/ James A. Valkenaar
                                             --------------------------
                                                 James A. Valkenaar
                                                 Vice President
                                                 (Principal Accounting Officer)