Form 10-Q/A
period 1998-06-30
MERIDIAN SPORTS INC
filed 1998-08-14
CIK 926474

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q
                     (Revisions to Financial Data Schedule
                           filed on August 13, 1998)

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


                                         MERIDIAN SPORTS INCORPORATED
                                                 (Registrant)


August 14, 1998                          By: /s/ James A. Valkenaar
                                             --------------------------
                                                 James A. Valkenaar
                                                 Vice President
                                                 (Principal Accounting Officer)