Form 10-Q
period 1998-10-04
MERIDIAN SPORTS INC
filed 1998-11-18
CIK 926474

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to______________

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

            Class                              Outstanding at November 12, 1998
----------------------                         --------------------------------
Common Stock, $0.01 par                                   8,000,000


As of November 12, 1998, 5,200,000 shares of the Registrant's outstanding common stock were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                                     INDEX


                      PART I - FINANCIAL INFORMATION                                      Page
Item 1.           Consolidated Financial Statements:

                  Consolidated Statements of Operations

                  Three and Nine Months Ended October 4, 1998 and September 30, 1997 .......3

                  Consolidated Balance Sheets

                  October 4, 1998 and December 31, 1997 ....................................4

                  Consolidated Statements of Cash Flows

                  Nine Months Ended October 4, 1998 and September 30, 1997 .................5

                  Notes to Consolidated Financial Statements ...............................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................8


                      PART II - OTHER INFORMATION
Item 4.           Submission of Matters to a Vote of Security Holders ......................13

Item 6.           Exhibits and Reports on Form 8-K .........................................13

                  Exhibit Index ............................................................14

                  Signatures ...............................................................15



                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                  October 4,        September 30,   October 4,        September 30,
                                                                     1998               1997           1998               1997
                                                                  ----------        -------------   ----------        -------------

Net sales:

   Ongoing operations                                              $ 13,629         $ 13,198         $ 45,250           $ 37,207
   Former operations                                                      -            3,044                -             22,763
                                                                  ----------        -------------   ----------        -------------
                                                                     13,629           16,242           45,250             59,970
                                                                  ----------        -------------   ----------        -------------
Cost of sales:

   Ongoing operations                                                12,146           10,579           36,815             29,559
   Former operations                                                      -            2,853                -             16,645
                                                                  ----------        -------------   ----------        -------------
                                                                     12,146           13,432           36,815             46,204
                                                                  ----------        -------------   ----------        -------------
Selling, general and administrative expenses:

   Ongoing operations                                                 3,148            2,413            9,391              7,555
   Former operations                                                      -            1,119                -              5,980
                                                                  ----------        -------------   ----------        -------------
                                                                      3,148            3,532            9,391             13,535
                                                                  ----------        -------------   ----------        -------------
Operating income (loss):

   Ongoing operations                                                (1,665)             206             (956)                93
   Former operations                                                      -             (928)               -                138
                                                                  ----------        -------------   ----------        -------------
                                                                     (1,665)            (722)            (956)               231
                                                                  ----------        -------------   ----------        -------------

Loss on sale of business and unusual item                                 -             (650)               -               (650)

Interest and related amortization expense                              (318)            (565)          (1,025)            (1,757)
                                                                  ----------        -------------   ----------        -------------

Loss before income taxes and extraordinary charge                    (1,983)          (1,937)          (1,981)            (2,176)
Provision for income taxes                                                -                -                -                  -
                                                                  ----------        -------------   ----------        -------------
Loss before extraordinary charge                                     (1,983)          (1,937)          (1,981)            (2,176)
Extraordinary charge                                                      -             (408)               -               (408)
                                                                  ----------        -------------   ----------        -------------
Net loss                                                            ($1,983)         ($2,345)         ($1,981)           ($2,584)
                                                                  ==========        =============   ==========        =============


Basic and diluted income (loss) per common share:

   Loss before extraordinary charge                                  ($0.25)          ($0.24)          ($0.25)            ($0.27)
   Extraordinary charge                                                0.00            (0.05)            0.00              (0.05)
                                                                  ----------        -------------   ----------        -------------
   Net loss                                                          ($0.25)          ($0.29)          ($0.25)            ($0.32)
                                                                  ==========        =============   ==========        =============

Weighted average shares outstanding (000s)                            8,000            8,000            8,000              8,000
                                                                  ==========        =============   ==========        =============

                 See Notes to Consolidated Financial Statements


                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                                                    October 4,          December 31,
ASSETS                                                                                 1998                 1997
                                                                                    ----------          ------------

Current assets:

   Cash                                                                                   $286                $1,123
   Accounts receivable, net of allowances                                                3,885                 3,681
   Inventories                                                                           9,274                 8,040
   Prepaid expenses and other                                                            1,066                 3,974
                                                                                    ----------          ------------
      Total current assets                                                              14,511                16,818

Property, plant and equipment, net                                                       6,475                 6,716
Other assets                                                                                36                   350
                                                                                    ----------          ------------
                                                                                       $21,022               $23,884
                                                                                    ==========          ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                                     $6,613                $2,103
   Accrued expenses and other current liabilities                                        5,091                 8,122
                                                                                    ----------          ------------
      Total current liabilities                                                         11,704                10,225

Long-term debt                                                                           4,106                17,515
Other liabilities                                                                        5,666                 5,617

Commitments and contingencies

Stockholders' deficit:

   Preferred stock, par value $0.01 per share; 10,000,000                                    -
      shares authorized; 11,000 shares issued and outstanding

   Common stock, par value $0.01 per share; 50,000,000 shares

      authorized; 8,000,000 shares issued and outstanding                                   80                    80
   Additional paid-in capital                                                          142,951               131,951
   Accumulated deficit                                                                (143,485)             (141,504)
                                                                                    ----------          ------------
      Total stockholders' deficit                                                         (454)               (9,473)
                                                                                    ----------          ------------
                                                                                       $21,022               $23,884
                                                                                    ==========          ============

                 See Notes to Consolidated Financial Statements


                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                     October 4,       September 30,

                                                                                        1998              1997
                                                                                    ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                ($1,981)           ($2,584)
                                                                                    ------------      -------------
Adjustments to reconcile net loss to net cash flows
from operating activities:

      Depreciation and amortization                                                          975              1,532
      Loss on sale of businesses and other,
         net of income taxes                                                                   -              1,058
      Change in assets and liabilities:
         Decrease in receivables                                                              84              1,563
         Decrease (increase) in inventories                                              (1,545)              1,539
         Increase (decrease) in accounts payable and accrued expenses                      2,575            (4,031)
         Payment of restructuring liabilities                                            (1,073)            (4,691)
         Other, net                                                                        1,989                508
                                                                                    ------------      -------------
                                                                                           3,005            (2,522)
                                                                                    ------------      -------------
Net cash flows from operating activities                                                   1,024            (5,106)
                                                                                    ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses, net of cash sold                                             -              4,640
Release of escrow funds from the sale of a former operation                                1,282                  -
Capital expenditures, net                                                                  (734)              (822)
                                                                                    ------------      -------------
Net cash flows from investing activities                                                     548              3,818
                                                                                    ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings, net of fees                                                               -              (385)
Net (decrease) increase in borrowings from affiliates                                    (2,409)                 30
                                                                                    ------------      -------------
Net cash flows from financing activities                                                 (2,409)              (355)
                                                                                    ------------      -------------
Net decrease in cash                                                                       (837)            (1,643)
Cash at beginning of period                                                                1,123              1,968
                                                                                    ------------      -------------
Cash at end of period                                                                       $286               $325
                                                                                    ============      =============


                   See Notes to Consolidated Financial Statements

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The consolidated financial statements are unaudited. In management's opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months of 1998 are not necessarily indicative of the results that may be expected for a full year. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto which are included on pages F-1 through F-21 of the Company's annual report on Form 10-K for the year ended December 31, 1997. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's Form 10-K. Certain reclassifications have been made to conform to the current period's presentation.

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

         Due to the Company's policy of ending all interim accounting periods on Sunday, the 1998 nine month period ended on October 4, 1998 and had 277 days whereas the 1997 nine month period ended on September 30, 1997 and had 273 days. The third quarter in 1998 included 96 days whereas the third quarter in 1997 included 92 days. The additional days in 1998 had no significant effect on the results for the periods presented.

2.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share have been computed based upon 8,000,000 shares for the nine and three months ended October 4, 1998 and September 30, 1997.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.       INVENTORIES

         Inventories are valued at the lower of cost or market. Inventory costs are determined principally by the last-in, first-out method ("LIFO"). Inventories consisted of the following:

                                          October 4,        December 31,
                                            1998                 1997
                                          ----------        ------------
Raw materials and supplies ..............  $4,620              $3,394
Work-in-process..........................   2,971                 753
Finished goods...........................   2,571               4,781
                                          -------           ---------
                                           10,162               8,928
Less: LIFO allowance ....................    (888)               (888)
                                          -------           ---------
                                          $ 9,274             $ 8,040
                                          =======           =========


4.       EXCHANGE AGREEMENT

         In September 1998, the Company, pursuant to an exchange agreement with RGI Group Incorporated, issued 11,000 shares of 6% Series A Perpetual Preferred Stock in exchange for an $11,000 reduction in the amount outstanding under the M&F Facility. The 6% Series A Perpetual Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1.25 per share, subject to adjustment under certain conditions. At the Company's option, the 6% Series A Perpetual Preferred Stock is redeemable after September 25, 2001 at the liquidation preference of $1,000 per share plus any accrued and unpaid accumulated dividends.

5.       CASH FLOW REPORTING

         The Company uses the indirect method to report cash flows from operating activities. For the nine months ended October 4, 1998 and September 30, 1997, interest paid was $1,025 and $1,757, respectively; income taxes paid were $31 and $435, respectively.

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

NINE MONTHS ENDED OCTOBER 4, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales from ongoing operations increased 22% to $45.3 million in 1998 versus $37.2 million in 1997 primarily due to the shipment of 1998 model product during the first half of 1998. Consolidated net sales of $60.0 million in 1997 included $22.8 million of sales from former operations.

         Gross profit from ongoing operations increased to $8.4 million in 1998 versus $7.6 million in 1997. The improved performance arose from the higher sales and manufacturing efficiencies experienced during the first half of 1998. Consolidated gross profit of $13.8 million in 1997 included $6.1 million of gross profit from former operations.

         SG&A expenses for ongoing operations increased to $9.4 million in 1998 versus $7.6 million in 1997. The increase is primarily due to additional spending in the sales, marketing and engineering areas. The mostly planned additional spending was used to drive early season sales during the boat show season and to develop product enhancements for use on future products. Consolidated SG&A expenses in 1997 included $6.0 million in charges related to former operations.

         Interest and related amortization expense of $1.0 million in 1998 was $0.8 million lower than 1997 levels due to the effect of lower average outstanding borrowings in 1998.

         The O'Brien Sale in 1997 resulted in a pre-tax gain of approximately $0.1 million. In connection with the sale of Soniform in October 1997, the Company recorded a valuation adjustment of approximately $0.8 million in the period ended September 30, 1997. In connection with the permanent reductions of outstanding commitments under the O'Brien Credit Agreement resulting from the O'Brien sale, in 1997 the Company recorded an extraordinary charge of $0.4 million to write-off the deferred financing costs related to the credit agreement.

         The Company recorded a pre-tax loss in 1998 and 1997. During 1998 and 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

THREE MONTHS ENDED OCTOBER 4, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales from ongoing operations increased 3% to $13.6 million in 1998 versus $13.2 million in 1997. Consolidated net sales of $16.2 million in 1997 included $3.0 million of sales of former operations.

         Gross profit from ongoing operations decreased to $1.5 million in 1998 versus $2.6 million in 1997. The reduction in profitability resulted primarily from an increase in manufacturing variances as a result of a lack of key components for the new models from certain suppliers.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Consolidated gross profit of $2.8 million in 1997 included $0.2 million of gross profit from former operations.

         SG&A expenses for ongoing operations increased to $3.1 million in 1998 versus $2.4 million in 1997. The mostly planned increase is primarily due to additional sales and marketing spending to promote the new model launch made during the third quarter. Consolidated SG&A expenses in 1997 included $1.1 million of charges related to former operations.

         Interest and related amortization expense of $0.3 million in 1998 was $0.3 million lower than 1997 levels due to the effect of lower average outstanding borrowings in 1998.

         The O'Brien Sale in 1997 resulted in a pre-tax gain of approximately $0.1 million. In connection with the sale of Soniform in October 1997, the Company recorded a valuation adjustment of approximately $0.8 million in the period ended September 30, 1997. In connection with the permanent reductions of outstanding commitments under the O'Brien Credit Agreement resulting from the O'Brien sale, in 1997 the Company recorded an extraordinary charge of $0.4 million to write-off the deferred financing costs related to the credit agreement.

                  The Company recorded a pre-tax loss in 1998 and 1997 during the third quarter. During 1998 and 1997, the Company did not provide a tax benefit for losses generated as it is uncertain whether benefit for such losses will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended October 4, 1998 and September 30, 1997, cash flows from operating activities were $1.0 million and ($5.1) million, respectively. The Company's cash flows from operating activities in 1998 and 1997 reflect the payment of restructuring liabilities of $1.1 million and $4.7 million, respectively. In 1997, the Company's cash flows from operating activities reflected the return of seasonal working capital requirements of former operations, primarily accounts receivable.

         The Company's net capital expenditures were $0.7 million and $0.8 million for the nine months ended October 4, 1998 and September 30, 1997, respectively.

         In September 1998, the Company, pursuant to an exchange agreement with RGI Group Incorporated, issued 11,000 shares of 6% Series A Perpetual Preferred Stock in exchange for an $11.0 million reduction in the amount outstanding under the M&F Facility. The 6% Series A Perpetual Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $1.25 per share, subject to adjustment under certain conditions. At the Company's option, the 6% Series A Perpetual Preferred Stock is redeemable after September 25, 2001 at the liquidation preference of $1,000 per share plus any accrued and unpaid accumulated dividends.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company's liquidity needs are generally for seasonal working capital needs and capital expenditures. In March 1997, the Company entered into the M&F Facility to refinance existing borrowings from affiliates and to finance, on a revolving basis, the operations, including seasonal working capital needs and restructuring liabilities, of the Company. The M&F Facility, as amended, provides for borrowings on a revolving basis of up to $9.0 million and matures at December 1, 1999. Loans under the M&F Facility bear interest at the prime rate, as defined, plus 1% and are guaranteed by the subsidiaries of the Company and a pledge of Cherokee Cove. Borrowings outstanding under the M&F Facility are required to be repaid with the net cash proceeds of the sales of assets or the capital stock of any subsidiaries of the Company. The commitment under the M&F Facility shall be reduced by certain required prepayments. The M&F Facility contains typical events of default including change of control, material adverse change and non-payment of obligations.

         At October 4, 1998 the Company had outstanding debt of $4.1 million under the M&F Facility. The decrease of $13.4 million from December 31, 1997 resulted from the exchange of $11.0 million of outstanding debt for the issuance of 11,000 shares of 6% Series A Perpetual Preferred Stock, the return of cash used to secure financing for the Company's dealers and the release of escrow funds from the sale of a former operation. At October 30, 1998, the company had aggregate borrowings of $5.1 million under the M&F Facility.

         Management believes that the availability under the M&F Facility and cash flow from operations will be sufficient to meet the Company's working capital and capital expenditure requirements through the maturity date of the M&F Facility. However, there can be no assurance that this will be the case, that M&F will extend the M&F Facility at maturity or that the Company will be able to obtain alternate sources of financing if the M&F Facility is not extended beyond its maturity date.

SEASONALITY

         The marine industry is seasonal, with consumer sales strongest in the summer months. As a result of this seasonality, operating results obtained in the first nine months of the year are not necessarily indicative of results that may be expected for the full year.

YEAR 2000 ISSUE

         The Year 2000 Issue refers to the fact that many computer systems were originally programmed using two digits rather than four digits to identify the applicable year. When the year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications software are corrected to be year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected ranging from complex information technology (IT) computer systems to non-IT devices such as an individual machine's programmable logic controller.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         To address this issue, the Company has initiated a complete replacement of all hardware, system software and applications software in conjunction with an overall systems upgrading already in process to improve operating effectiveness. The first and second phase of this replacement has already been completed with the implementation of new financial systems within the Company during the second quarter of 1998. The cost to complete phase one and two was $0.1 million.

         The third phase of this project, which effectively replaces all year 2000 non-compliant IT systems, entails the installation of Enterprise Resource Planning (ERP) software within the Company and is scheduled to be completed by the second quarter of 1999. ERP software is an integrated suite of programs which links together critical business activities such as production planning and procurement, accounting, manufacturing, sales, transportation and distribution.

         The total cost of the overall systems upgrading is estimated at $0.5 million. This includes all costs relating to the resolution of the Year 2000 issue. With the completion of the third phase of the systems upgrading, the Company's computer systems are expected to function properly with respect to the dates in the year 2000 and thereafter.

         Company shop floor manufacturing operations are primarily manual in nature and do not entail the use of computer aided manufacturing systems. As such, the Year 2000 issue does not pose a significant threat to continuation of these operations by the Company. However, failure by a supplier of critical components to continue deliveries in a timely manner or the failure of the ERP software being implemented by the company would have a material adverse effect on the manufacture of the Company's principal products. Accordingly, the Company continues to review its operations for potential threats created by the Year 2000 issue on manufacturing.

         The Company relies on third-party suppliers for many products and services and the Company will be adversely affected if these suppliers do not make the necessary changes to their own systems and products successfully and in a timely manner. The Company is in the process of surveying its suppliers to assess their Year 2000 readiness by requesting each supplier to complete a comprehensive Year 2000 Compliance Questionnaire. The Company is also surveying its customers to assess their Year 2000 readiness by requesting each customer to complete the same questionnaire. The Company expects to complete its assessment of customer and supplier Year 2000 readiness by the end of 1998. The Company has implemented a structured plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential Year 2000 compliance impact; however, it is not possible to guarantee their compliance.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, it is not possible to anticipate all possible outcomes, especially when third parties are involved. In addition, disruptions in the general economy resulting from Year 2000 issues could also materially adversely affect the Company. The amount of lost revenue or potential liability cannot be reasonably estimated at this time nor can the Company identify specifically the most likely worst case scenario.

                 MERIDIAN SPORTS INCORPORATED AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company has contingency plans for some critical applications and is working on such plans for others. These contingency plans include such items as manual workarounds, increasing inventories and adjusting staffing strategies. Substantial completion of these plans is expected by mid-year 1999 with continual refinement to the plans until all of the Company's critical systems and all critical third party relationships have demonstrated Year 2000 compliance.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could effect the Company's actual results and could cause results to differ from those contained in the forward-looking statements are customer's acceptance of the Company's new model year products, the ability of boat dealers to obtain financing for their purchase of boats, the satisfaction of the WetJet liabilities within the reserves established and difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the company or one or more of its customers or suppliers. The Company assumes no responsibility to update forward-looking information contained herein.

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

                                           MERIDIAN SPORTS INCORPORATED
                                           ----------------------------
                                                   (Registrant)

November 12, 1998                       By:/s/ James A. Valkenaar
                                           ------------------------------
                                               James A. Valkenaar
                                               Vice President
                                               (Principal Accounting Officer)